Form 10-Q
period 2022-06-30
HilleVax, Inc.
filed 2022-08-10
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2022, the registrant had 33,427,209 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$314,612	$124,566
Prepaid expenses and other current assets (includes related party amounts of $692 and $0, respectively)	4,893	141
Total current assets	319,505	124,707
Property and equipment, net	—	42
Operating lease right-of-use assets	20,075	189
Restricted cash	1,631	—
Other assets	21	2,221
Total assets	$341,232	$127,159
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes related party amounts of $1,645 and $22, respectively)	$6,033	$1,024
Accrued expenses (includes related party amounts of $757 and $4,911, respectively)	6,419	9,164
Accrued interest (includes related party amounts of $0 and $723, respectively)	23	2,821
Convertible promissory notes payable at fair value (includes related party amounts of $0 and $40,580, respectively)	—	158,276
Current portion of operating lease liability	35	32
Warrant liabilities - related party	—	56,445
Total current liabilities	12,510	227,762
Operating lease liability, net of current portion	20,790	153
Long-term debt, net of debt discount	4,697	—
Other long-term liabilities	81	1
Total liabilities	38,078	227,916
Commitments and contingencies (Note 3)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 and 0 at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 and 50,000,000 at June 30, 2022 and December 31, 2021, respectively; issued shares—33,427,209 and 9,225,321 at June 30, 2022 and December 31, 2021, respectively; outstanding shares—31,311,387 and 6,599,886 at June 30, 2022 and December 31, 2021, respectively	3	1
Additional paid-in capital	530,151	4,426
Accumulated deficit	(227,000)	(105,184)
Total stockholders’ equity (deficit)	303,154	(100,757)
Total liabilities and stockholders’ equity (deficit)	$341,232	$127,159

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $172, $0, $1,594 and $15, respectively)	$8,826	$460	$15,037	$727
In-process research and development	—	—	2,500	—
General and administrative (includes related party amounts of $8, $219, $34 and $384, respectively)	3,982	753	6,585	1,951
Total operating expenses	12,808	1,213	24,122	2,678
Loss from operations	(12,808)	(1,213)	(24,122)	(2,678)
Other income (expense):
Interest income	334	—	340	—
Interest expense (includes related party amounts of $188, $8, $717 and $17, respectively)	(888)	(8)	(2,952)	(17)
Change in fair value of convertible promissory notes (includes related party amounts of $8,818, $444, $13,196 and $517, respectively)	(34,396)	(444)	(51,469)	(517)
Change in fair value of warrant liabilities - related party	(6,151)	—	(43,575)	—
Other income (expense)	(20)	(2)	(38)	(1)
Total other income (expense)	(41,121)	(454)	(97,694)	(535)
Net loss	$(53,929)	$(1,667)	$(121,816)	$(3,213)
Net loss per share, basic and diluted	$(2.03)	$(0.34)	$(7.30)	$(0.66)
Weighted-average shares of common stock outstanding, basic and diluted	26,512,881	4,935,738	16,685,372	4,869,690

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2022	6,897,450	$1	$4,698	$(173,071)	$(168,372)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	100,020
Vesting of restricted shares	212,049	—	—	—	—
Stock–based compensation	—	—	556	—	556
Net loss	—	—	—	(53,929)	(53,929)
Balance at June 30, 2022	31,311,387	$3	$530,151	$(227,000)	$303,154

Balance at March 31, 2021	4,860,449	$—	$2	$(4,322)	$(4,320)
Vesting of restricted shares	145,772	—	1	—	1
Net loss	—	—	—	(1,667)	(1,667)
Balance at June 30, 2021	5,006,221	$—	$3	$(5,989)	$(5,986)

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	6,599,886	$1	$4,426	$(105,184)	$(100,757)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	100,020
Vesting of restricted shares	509,613	—	—	—	—
Stock–based compensation	—	—	828	—	828
Net loss	—	—	—	(121,816)	(121,816)
Balance at June 30, 2022	31,311,387	$3	$530,151	$(227,000)	$303,154

Balance at December 31, 2020	4,759,968	$—	$3	$(2,776)	$(2,773)
Issuance of common stock	1,606,815	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(2,332,386)	—	(1)	—	(1)
Vesting of restricted shares	971,824	—	1	—	1
Net loss	—	—	—	(3,213)	(3,213)
Balance at June 30, 2021	5,006,221	$—	$3	$(5,989)	$(5,986)

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(121,816)	$(3,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1
Stock-based compensation	828	—
Change in fair value of convertible promissory notes (includes related party amounts of $13,196 and $517, respectively)	51,469	517
Change in fair value of warrant liabilities - related party	43,575	—
Amortization of debt discount	81	—
Issuance of PIK interest debt	21	—
Acquired in-process research and development	2,500	—
Loss on disposal of property and equipment	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $(692) and $41, respectively)	(4,750)	39
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(2,531) and $(59), respectively)	550	1,103
Accrued interest (includes related party amounts of $717 and $17, respectively)	2,821	17
Operating lease right-of-use assets and liabilities	754	—
Net cash used in operating activities	(23,925)	(1,536)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(2,500)	—
Purchase of property and equipment	—	(6)
Net cash used in investing activities	(2,500)	(6)
Cash flows from financing activities
Proceeds from issuance of common stock	—	1
Proceeds from issuance of common stock in initial public offering	230,006	—
Payment of initial public offering costs	(16,569)	—
Proceeds from issuance of long-term debt, net of issuance costs	4,665	—
Proceeds from issuance of convertible promissory notes	—	1,750
Net cash provided by financing activities	218,102	1,751
Net increase in cash, cash equivalents and restricted cash	191,677	209
Cash, cash equivalents and restricted cash—beginning of period	124,566	457
Cash, cash equivalents and restricted cash—end of period	$316,243	$666
Supplemental disclosure of cash flow information
Cash paid for interest	$30	$—
Supplemental disclosure of noncash investing and financing activities
Operating lease	$20,317	$—
Unpaid initial public offering costs	$1,724	$—
Conversion of convertible promissory notes and accrued interest into common stock	$215,364	$—
Conversion of warrant liability into equity	$100,020	$—
Accreted final interest payment fees	$70	$—

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

Initial Public Offering

On May 3, 2022, the Company completed its initial public offering ("IPO") whereby it sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million (see Note 5).

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

Liquidity and Capital Resources

From inception to June 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to June 30, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in its IPO which closed in May 2022.

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

Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s prospectus filed with the SEC on April 29, 2022 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued through December 31, 2021. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. These convertible promissory notes converted to equity in connection with the Company's IPO.

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

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and restricted cash, classified within the Level 1 designation discussed above, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Warrant liabilities and convertible promissory notes were recorded at fair value on a recurring basis until they converted to equity in connection with the Company's IPO which closed in May 2022.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022:
Warrant liabilities	$—	$—	$—	$—
Convertible promissory notes	—	—	—	—
Total	$—	$—	$—	$—
As of December 31, 2021:
Warrant liabilities	$56,445	$—	$—	$56,445
Convertible promissory notes	158,276	—	—	158,276
Total	$214,721	$—	$—	$214,721

The warrant liabilities consisted of an issued and outstanding common stock warrant (the “Takeda Warrant”) and a right to receive an additional common stock warrant (the “Takeda Warrant Right”, and together with the Takeda Warrant, the “Takeda Warrants”) issued to Takeda Vaccines, Inc. (“Takeda”) in connection with a July 2021 license agreement. The Takeda Warrants were accounted for as liabilities at fair value as they did not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to the Company’s own stock. The Takeda Warrant, which became exercisable upon the Company's IPO, is for the purchase of 5,883,500 shares of the Company's common stock at an exercise price of $0.0000595 per share that expires on July 2, 2031. As a result of the Company increasing its authorized shares of common stock (see Note 5) in the second quarter of 2022, the Takeda Warrant met the requirements to be equity classified, and the Company reclassified the fair value of the Takeda Warrant to stockholders' equity. The Takeda Warrant Right expired upon the closing of the Company's IPO without effect to the financial statements since no fair value was allocated to it at that time. Prior to the reclassification to stockholders' equity, the fair value of the Takeda Warrants was derived from the model used to estimate the fair value of the Company’s common stock and, upon reclassification, the fair value was based on the Company's IPO price.

The Company issued convertible promissory notes to Frazier (the “Frazier Notes”) from April 2019 to July 2021 and issued unsecured convertible promissory notes in August 2021 (the “August 2021 Notes”) to investors including Frazier. The Company elected the fair value option for each of its convertible promissory note issuances due to certain embedded features within the notes. Prior to conversion, the fair value of the Frazier Notes and the August 2021 Notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transactions and dissolution scenarios. The Frazier Notes were exchanged for August 2021 Notes in August 2021. The principal and accrued interest of the August 2021 Notes automatically converted into shares of the Company's common stock immediately prior to the completion of the IPO (see Note 4). The conversion date fair value of the August 2021 Notes was reclassified to stockholders' equity and was estimated using the Company's publicly traded closing price on the date the notes were converted to common stock.

Prior to their reclassification to stockholders' equity in connection with the IPO, the Company adjusted the carrying value of its warrant liabilities and convertible promissory notes to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of warrant liabilities and as change in fair value of convertible promissory notes, respectively, in the condensed consolidated statements of operations.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at December 31, 2021	$56,445	$158,276
Change in fair value	43,575	51,469
Reclass Takeda Warrant into equity	(100,020)	—
Conversion of August 2021 Notes into common shares upon IPO (excluding accrued interest of $5,619)	—	(209,745)
Balance at June 30, 2022	$—	$—

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds.

Restricted Cash

Restricted cash consists of a money market account securing a standby letter of credit issued in connection with the Company’s Boston Lease (as defined and described in Note 3).

The following table provides a reconciliation of cash and cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

June 30, 2022
Cash and cash equivalents	$314,612
Restricted cash	1,631
Total cash, cash equivalents and restricted cash	$316,243

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use (“ROU”) asset on its balance sheet and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments, reduced by any reimbursements for tenant improvements, using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent, and reduced by any reimbursements for tenant improvements. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. The Company has elected to not recognize a lease liability or ROU asset in connection with short-term operating leases and recognizes lease expense for short-term operating leases on a straight-line basis over the lease term. The Company does not have any financing leases.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, employee benefits, stock-based compensation charges for those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s clinical trials of HIL-214.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards, primarily consisting of stock options and employee stock purchase rights, recognized on a straight-line basis over the requisite service period for stock options and over the respective offering period for employee stock purchase plan rights. The Company recognizes forfeitures as they occur.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included 5,883,500 shares of common stock under the Takeda Warrant in the calculation of basic weighted-average common shares outstanding from the time the Takeda Warrant became exercisable upon the Company’s IPO because the Takeda Warrant is exercisable for minimal consideration. The Company has excluded weighted-average unvested shares of 2,218,351 shares, 3,368,582 shares, 2,346,789 shares and 2,520,901 shares from the basic weighted-average number of common shares outstanding for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, contingently issuable shares under the Company's employee stock purchase plan, common stock warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
	2022	2021
Common stock options	1,515,447	—
Unvested common stock	2,115,822	3,630,752
ESPP shares	5,175	—
Total potentially dilutive shares	3,636,444	3,630,752

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's condensed consolidated financial statements as well as material updates to previous assessments, if any. There were no new material accounting standards issued during 2022 that impacted the Company.

2. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to June 30, 2022, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of June 30, 2022 and December 31, 2021, the Company had outstanding amounts due to Frazier of $8,000 and $22,000, respectively, related to these shared operating expenses. For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, the Company incurred $8,000, $0.2 million, $34,000 and $0.4 million, respectively, of shared operating expenses.

Mountain Field LLC (“Mountain Field”) is an entity owned by a former member of the Company’s board of directors. From January 8, 2019 (inception) to June 30, 2022, the Company charged Mountain Field for various personnel related and other administrative expenses associated with the operations of Mountain Field. These shared expenses were allocated based on time incurred by personnel. For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, the Company charged Mountain Field $0, $0, $0 and $5,000, respectively, for shared expenses.

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

The Company and Takeda are party to a Transitional Services Agreement (“TSA”) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $1.6 million, respectively, of research and development expenses for Takeda’s services. As of June 30, 2022, the Company had $1.6 million and $0.8 million, respectively, of accounts payable and accrued expenses due to Takeda. As of December 31, 2021, the Company had $4.9 million of accrued expenses due to Takeda.

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

As of June 30, 2022, the weighted-average remaining lease term of the Company’s operating leases was 10.5 years, and the weighted-average discount rate on the Company’s operating leases was 7.4%. As there was not an implicit rate within the leases, the discount rate was determined by using a set of peer companies incremental borrowing rates. For the three and six months ended June 30, 2022, operating lease expense was $0.8 million, and cash paid for amounts included in the measurement of lease liabilities was immaterial, and the Company incurred an immaterial amount of expense related to short-term leases. No material lease expense was incurred during 2021.

Future minimum noncancelable operating lease payments are as follows (in thousands):

June 30, 2022
Years ending December 31:
2022 (remaining 6 months)	$60
2023	3,481
2024	3,582
2025	3,686
2026	3,782
Thereafter	24,935
Total undiscounted operating lease payments	39,526
Present value adjustment	(12,712)
Tenant improvement reimbursements	(5,989)
Operating lease liability	20,825
Less current portion of operating lease liability	35
Operating lease liability, net of current portion	$20,790

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Convertible Promissory Notes and Long-Term Debt

Frazier Convertible Note Financings

During 2019, 2020 and 2021, the Company issued the Frazier Notes for an aggregate of $8.5 million bearing interest at per annum rates ranging from 0.12% to 2.52%. An aggregate of $0.9 million of the Frazier Notes were issued in April, May and September of 2019 (the “2019 Frazier Notes”), an aggregate of $1.3 million of the Frazier Notes were issued in March, August and October of 2020 (the “2020 Frazier Notes”) and an aggregate of $6.3 million of Frazier Notes were issued from April to July 2021 (the “2021 Frazier Notes”). The Frazier Notes were generally scheduled to mature 12 to 18 months from the date of issuance. The Company recorded changes in the fair value of the Frazier Notes in the condensed consolidated statements of operations. The Frazier Notes were exchanged for convertible promissory notes newly issued in connection with the August 2021 convertible note financing described below. For the three and six months ended June 30, 2021, the Company recognized a $0.4 million and $0.5 million, respectively, change in fair value of convertible promissory notes and recognized $8,000 and $17,000, respectively, of interest expense in connection with outstanding Frazier Notes.

August 2021 Convertible Note Financing

On August 31, 2021, the Company entered into a note purchase agreement under which it issued the August 2021 Notes for an aggregate of $139.52 million. Of the August 2021 Notes, $103.75 million were issued to new investors, $25.0 million were issued to Frazier for cash and $10.77 million were issued to Frazier in exchange for the then outstanding principal and accrued interest on the Frazier Notes. The August 2021 Notes bear interest at a rate of 6% per annum, compounded annually. For the three and six months ended June 30, 2022, the Company recognized a $34.4 million and $51.5 million, respectively, change in fair value of convertible promissory notes in the condensed consolidated statements of operations and recognized $0.7 million and $2.8 million, respectively, of interest expense in connection with outstanding August 2021 Notes. As of December 31, 2021, the outstanding principal balance of the August 2021 Notes was $139.5 million. The principal and accrued interest on the August 2021 Notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

June 30, 2022
Long-term debt	$5,000
Accumulated PIK interest	21
Total principal (including PIK interest)	5,021
Unamortized debt discount	(324)
Long-term debt, net of debt discount	$4,697

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 5.80% as of June 30, 2022), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) the Company has reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, the Company supports the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of June 30, 2022). The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the three and six months ended June 30, 2022, the Company has recognized interest expense of $0.2 million related to the Term Loans using the effective interest method. Included in such expense is $0.1 million related to accretion of the final payment fee to other long-term liabilities, $21,000 of PIK interest, $11,000 of debt discount amortization and $0.1 million of coupon interest.

Future minimum principal and interest payments, including the final payment fee, as of June 30, 2022 are as follows (in thousands):

June 30, 2022
Years ending December 31:
2022 (remaining 6 months)	$137
2023	303
2024	313
2025	1,680
2026	2,654
2027	3,974
Total principal payments, interest payments and final payment fee	9,061
Less: interest, PIK interest and final payment fee	(4,040)
Long-term debt	$5,021

5. Stockholders’ Equity (Deficit)

Initial Public Offering

On May 3, 2022, the Company completed its IPO whereby it sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million. In connection with the Company's IPO, the Company increased the number of authorized shares of the Company's common stock and preferred stock to 500,000,000 shares and 50,000,000 shares, respectively.

2021 Equity Incentive Plan

On February 8, 2021, the Company’s board of directors and stockholders approved and adopted the HilleVax, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The term of the 2021 Plan is ten years from the adoption date. Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, and other stock-based awards to employees, directors or consultants of the Company and its subsidiaries. The stock options granted under the plan generally vest over a four-year period from the vesting commencement date. Upon the effectiveness of the 2022 Plan defined and described below, no further grants will be made under the 2021 Plan, and any outstanding awards granted under the 2021 Plan will remain subject to the terms of the 2021 Plan and applicable award agreements.

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2022, 5,116,849 shares were reserved for issuance under the 2022 Plan, of which 4,791,550 shares remained available for future issuance.

2022 Employee Stock Purchase Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP became effective in connection with the Company’s IPO. The 2022 ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2022 ESPP. The price of common stock purchased under the 2022 ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date. A total of 410,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 ESPP. In addition, the number of shares available for issuance under the 2022 ESPP will be annually increased on January 1 of each calendar year beginning in 2023 and ending in and including 2032, by an amount equal to the lesser of (1) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 10,000,000 shares of the Company’s common stock may be issued under the 2022 ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2022 was not material.

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	727,873	$6.99	9.94	$765
Granted	804,384	9.88
Cancelled	(16,810)	6.99
Balance at June 30, 2022	1,515,447	$8.52	9.62	$1,652
Vested and expected to vest at June 30, 2022	1,515,447	$8.52	9.62	$1,652
Exercisable at June 30, 2022	—	$—	—	$—

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Risk-free interest rate	2.9%–3.4%	— %	1.9%–3.4%	— %
Expected volatility	83.4%–92.9%	— %	83.4%–92.9%	— %
Expected term (in years)	6.0–6.1	—	5.5–6.1	—
Expected dividend yield	0%	0%	0%	0%

(1)
No stock options were granted until December 2021.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected volatility. Given the Company's limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$179	$—	$578	$—
General and administrative	377	—	250	—
Total	$556	$—	$828	$—

The weighted average grant date fair value per share of option grants for the three and six months ended June 30, 2022 was $9.36 and $7.31, respectively. There were no option grants during the six months ended June 30, 2021. No stock options were exercised during the six months ended June 30, 2022 or 2021. As of June 30, 2022, total unrecognized stock-based compensation cost was approximately $8.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.66 years.

A summary of the Company’s unvested shares is as follows:

Number of Unvested Shares
Balance at December 31, 2021	2,625,435
Share vesting	(509,613)
Balance at June 30, 2022	2,115,822

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest. As of June 30, 2022 and December 31, 2021, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

June 30, 2022
Common stock warrants	5,883,500
Common stock options outstanding	1,515,447
Shares available for issuance under the Plans	4,791,550
Shares available for issuance under the ESPP	410,000
12,600,497

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NOR-212, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NOR-212. We expect to resume enrollment in NOR-212 in the third quarter of 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. We expect to report interim immunogenicity results for the first 200 subjects of NOR-212 in the first half of 2023, and top-line safety and clinical efficacy data in the second half of 2023. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness and will help grow HilleVax into a leading global vaccines company.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in our initial public offering (IPO) which closed in May 2022. As of June 30, 2022, we had cash and cash equivalents of $314.6 million. From inception to June 30, 2022, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes and, on May 3, 2022, we completed our IPO, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. As of June 30, 2022, we had an accumulated deficit of $227.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 12 months. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete development of, and obtain regulatory approval for, HIL-214, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of HIL-214, if ever, we expect to finance our cash needs through equity offerings, our existing Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and six months ended June 30, 2022, we incurred $0.2 million and $1.6 million, respectively, of research and development expenses for Takeda’s services.

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

In-Process Research and Development

In-process research and development expenses for the six months ended June 30, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use.

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

Interest Expense

Interest expense consists of interest on our outstanding convertible promissory notes and our term loan facility.

Change in Fair Value of Warrant Liabilities

In connection with the Takeda License, we issued the Takeda Warrant and Takeda Warrant Right (together, the Takeda Warrants). The Takeda Warrants are accounted for as liabilities as they do not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to our own stock. We adjusted the carrying value of our warrant liabilities to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Takeda Warrant, which became exercisable upon our IPO, is for the purchase of 5,883,500 shares of our common stock at an exercise price of $0.0000595 per share and expires on July 2, 2031. As a result of increasing our authorized shares of common stock in the second quarter of 2022, the Takeda Warrant met the requirements to be equity classified, and we reclassified the fair value of the Takeda Warrant to stockholders' equity. The Takeda Warrant Right expired upon the closing of our IPO without effect to the financial statements since no fair value was allocated to it at that time. Prior to the reclassification to stockholders' equity, the fair value of the Takeda Warrants was derived from the model used to estimate the fair value of our common stock and, upon reclassification, the fair value was based on our IPO price.

Change in Fair Value of Convertible Promissory Notes

We issued convertible promissory notes in 2019, 2020 and 2021 for which we have elected the fair value option. We adjusted the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with any change in fair value of the convertible promissory notes recorded as an increase or decrease to change in fair value of convertible promissory notes in our condensed consolidated statements of operations. All outstanding convertible promissory notes and related accrued interest converted into shares of our common stock immediately prior to the closing of our IPO.

Prior to our IPO, the fair value of our convertible promissory notes has been estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transactions and dissolution scenarios. The conversion date fair value of the convertible promissory notes was reclassified to stockholders' equity using our publicly traded closing price on the date the convertible promissory notes were converted to common stock.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$8,826	$460	$8,366
General and administrative	3,982	753	3,229
Total operating expenses	12,808	1,213	11,595
Loss from operations	(12,808)	(1,213)	(11,595)
Other income (expense):
Interest income	334	—	334
Interest expense	(888)	(8)	(880)
Change in fair value of convertible promissory notes	(34,396)	(444)	(33,952)
Change in fair value of warrant liabilities	(6,151)	—	(6,151)
Other income (expense)	(20)	(2)	(18)
Total other income (expense)	(41,121)	(454)	(40,667)
Net loss	$(53,929)	$(1,667)	$(52,262)

Research and development expenses. Research and development expenses were $8.8 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $8.3 million primarily consisted of $5.2 million of clinical development expenses for HIL-214, $2.0 million of personnel-related expenses, $0.4 million of stock-based compensation expense and $0.7 million of facility and related expenses.

General and administrative expenses. General and administrative expenses were $4.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $3.2 million primarily consisted of $1.4 million of personnel-related expenses, $0.5 million of insurance expenses, $0.4 million of facility and related expenses, $0.3 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.2 million of stock-based compensation, $0.1 million of legal fees related to corporate and other matters and $0.3 million of other expenses.

Other income (expense). Other expense of $41.1 million for the three months ended June 30, 2022 primarily consisted of $34.4 million of other expense related to the increase in fair value of our convertible promissory notes, $6.2 million of other expense related to the increase in fair value of the Takeda Warrant, $0.7 million of interest expense on our outstanding convertible promissory notes and $0.1 million of interest expense on our term loan facility, offset by $0.3 million of interest income on our cash and cash equivalents. Other expense of $0.5 million for the three months ended June 30, 2021 primarily consisted of $0.5 million of other expense related to the increase in the fair value of our convertible promissory notes.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$15,037	$727	$14,310
In-process research and development	2,500	—	2,500
General and administrative	6,585	1,951	4,634
Total operating expenses	24,122	2,678	21,444
Loss from operations	(24,122)	(2,678)	(21,444)
Other income (expense):
Interest income	340	—	340
Interest expense	(2,952)	(17)	(2,935)
Change in fair value of convertible promissory notes	(51,469)	(517)	(50,952)
Change in fair value of warrant liabilities	(43,575)	—	(43,575)
Other income (expense)	(38)	(1)	(37)
Total other income (expense)	(97,694)	(535)	(97,159)
Net loss	$(121,816)	$(3,213)	$(118,603)

Research and development expenses. Research and development expenses were $15.0 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $14.3 million primarily consisted of $8.1 million of clinical development expenses for HIL-214, $3.6 million of personnel-related expenses, $0.9 million of consulting expenses, $0.6 million of stock-based compensation expense, $0.9 million of facility and related expenses and $0.2 million of other expenses.

In-process research and development expenses. We had $2.5 million of in-process research and development expenses for the six months ended June 30, 2022 related to the payment in March 2022 of an aggregate $2.5 million contingent payment under the Takeda License upon the release of certain drug products and the completion of certain regulatory activities.

General and administrative expenses. General and administrative expenses were $6.6 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $4.6 million primarily consisted of $2.1 million of personnel-related expenses, $0.8 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.5 million of insurance expenses, $0.4 million of facility and related expenses, $0.2 million of stock-based compensation expense and $0.6 million of other expenses.

Other income (expense). Other expense of $97.7 million for the six months ended June 30, 2022 primarily consisted of $51.5 million of other expense related to the increase in fair value of our convertible promissory notes, $43.6 million of other expense related to the increase in fair value of the Takeda Warrant, $2.8 million of interest expense on our outstanding convertible promissory notes and $0.1 million of interest expense on our term loan facility, offset by $0.3 million of interest income on our cash and cash equivalents. Other expense of $0.5 million for the six months ended June 30, 2021 primarily consisted of $0.5 million of other expense related to the increase in the fair value of our convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO and borrowings under our term loan facility. As of June 30, 2022, we had cash and cash equivalents of $314.6 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 5.80% as of June 30, 2022), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) we have reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, we support the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of June 30, 2022, the total outstanding borrowings under the Loan Agreement were $5.0 million. As of June 30, 2022, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $9.1 million, with $0.1 million payable through December 31, 2022 and $0.3 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 4 — Convertible Promissory Notes and Long-Term Debt” of this Quarterly Report.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In particular, we expect the net proceeds from our IPO will allow us to complete enrollment and dosing in our Phase 2b NOR-212 study, technical transfer and manufacturing readiness for producing clinical trial supply for a Phase 3 study, and will be used for working capital and other general corporate purposes, which may include the hiring of additional personnel, capital expenditures and the costs of operating as a public company. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing vaccine candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(23,925)	$(1,536)
Investing activities	(2,500)	(6)
Financing activities	218,102	1,751
Net increase in cash and cash equivalents	$191,677	$209

Operating Activities

Net cash used in operating activities was $23.9 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $121.8 million and a net change of $0.6 million in our operating assets and liabilities, offset by $98.5 million of noncash charges primarily related to the $51.5 million change in fair value of the August 2021 Notes, the $43.6 million change in fair value of the Takeda Warrants, $2.5 million related to acquired in-process research and development, $0.8 million of stock-based compensation and $0.1 million of noncash interest related to our term loan facility. Net cash used in operating activities for the six months ended June 30, 2021 was due to our net loss of $3.2 million, offset by a $1.2 million net change in operating assets and liabilities and a $0.5 million noncash charge primarily related to the change in fair value of convertible promissory notes.

Investing Activities

Net cash used in investing activities of $2.5 million for the six months ended June 30, 2022 was primarily due to the $2.5 million contingent payment we paid under the Takeda License. Net cash used in investing activities for the six months ended June 30, 2021 was primarily due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of $218.1 million for the six months ended June 30, 2022 was primarily due to $213.4 million of net proceeds from our IPO and $4.7 million of net proceeds from borrowings under our term loan facility. Net cash provided by financing activities of $1.8 million for the six months ended June 30, 2021 was primarily due to net proceeds from our sale of convertible promissory notes.

Contractual Obligations and Commitments

Operating Leases

In March 2022, we entered into an operating lease for office and laboratory space located in Boston, Massachusetts (the Boston Lease). The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by us, and an option for the us to extend the lease for a period of five years. Under the terms of the Boston Lease, we provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million. In addition, we have a minor operating lease for a facility in Switzerland. As of June 30, 2022, future minimum operating lease payments were approximately $39.5 million, with $0.1 million payable through December 31, 2022 and $3.5 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report.

As of June 30, 2022, other than the debt and operating lease obligations described above, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the Prospectus.

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

As of June 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On April 28, 2022, our registration statement on Form S-1 (File No. 333-264159) was declared effective by the SEC for our IPO. At the closing of the offering on May 3, 2022, we sold 13,529,750 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares, at an initial public offering price of $17.00 per share and received gross proceeds of $230.0 million, which resulted in net proceeds to us of approximately $209.5 million, after deducting underwriting discounts and commissions of approximately $16.1 million and offering-related transaction costs of approximately $4.4 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. J.P. Morgan Securities LLC, SVB Securities LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

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

HilleVax, Inc.

Date: August 10, 2022	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ David Socks
David Socks
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)