Form 10-Q
period 2022-09-30
HilleVax, Inc.
filed 2022-11-10
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 33,345,260 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$292,060	$124,566
Prepaid expenses and other current assets	8,094	141
Total current assets	300,154	124,707
Property and equipment, net	600	42
Operating lease right-of-use assets	19,670	189
Restricted cash	1,631	—
Other assets	21	2,221
Total assets	$322,076	$127,159
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes related party amounts of $9 and $22, respectively)	$875	$1,024
Accrued expenses (includes related party amounts of $787 and $4,911, respectively)	7,699	9,164
Accrued interest (includes related party amounts of $0 and $723, respectively)	25	2,821
Convertible promissory notes payable at fair value (includes related party amounts of $0 and $40,580, respectively)	—	158,276
Current portion of operating lease liability	34	32
Warrant liabilities - related party	—	56,445
Total current liabilities	8,633	227,762
Operating lease liability, net of current portion	21,134	153
Long-term debt, net of debt discount	4,737	—
Other long-term liabilities	379	1
Total liabilities	34,883	227,916
Commitments and contingencies (Note 3)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 and 0 at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 and 50,000,000 at September 30, 2022 and December 31, 2021, respectively; issued shares—33,345,260 and 9,225,321 at September 30, 2022 and December 31, 2021, respectively; outstanding shares—31,563,386 and 6,599,886 at September 30, 2022 and December 31, 2021, respectively	3	1
Additional paid-in capital	530,995	4,426
Accumulated deficit	(243,805)	(105,184)
Total stockholders’ equity (deficit)	287,193	(100,757)
Total liabilities and stockholders’ equity (deficit)	$322,076	$127,159

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $719, $0, $2,313 and $15, respectively)	$13,315	$896	$28,352	$1,623
In-process research and development - related party	—	37,666	2,500	37,666
General and administrative (includes related party amounts of $3, $215, $37 and $599, respectively)	4,577	1,113	11,162	3,064
Total operating expenses	17,892	39,675	42,014	42,353
Loss from operations	(17,892)	(39,675)	(42,014)	(42,353)
Other income (expense):
Interest income	1,317	—	1,657	—
Interest expense (includes related party amounts of $0, $182, $717 and $199, respectively)	(205)	(717)	(3,157)	(734)
Change in fair value of convertible promissory notes (includes related party amounts of $0, $918, $13,196 and $1,435, respectively)	—	(875)	(51,469)	(1,392)
Change in fair value of warrant liabilities - related party	—	(20,598)	(43,575)	(20,598)
Other income (expense)	(25)	(3)	(63)	(4)
Total other income (expense)	1,087	(22,193)	(96,607)	(22,728)
Net loss	$(16,805)	$(61,868)	$(138,621)	$(65,081)
Net loss per share, basic and diluted	$(0.45)	$(10.03)	$(5.86)	$(12.26)
Weighted-average shares of common stock outstanding, basic and diluted	37,323,626	6,166,500	23,640,388	5,306,710

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2022	31,311,387	$3	$530,151	$(227,000)	$303,154
Vesting of restricted shares	251,999	—	—	—	—
Stock–based compensation	—	—	844	—	844
Net loss	—	—	—	(16,805)	(16,805)
Balance at September 30, 2022	31,563,386	$3	$530,995	$(243,805)	$287,193

Balance at June 30, 2021	5,006,221	$—	$3	$(5,989)	$(5,986)
Issuance of common stock	—	1	—	—	1
Issuance of common stock in connection with license agreement	840,500	—	4,357	—	4,357
Vesting of restricted shares	643,836	—	(1)	—	(1)
Net loss	—	—	—	(61,868)	(61,868)
Balance at September 30, 2021	6,490,557	$1	$4,359	$(67,857)	$(63,497)

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	6,599,886	$1	$4,426	$(105,184)	$(100,757)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	100,020
Vesting of restricted shares	761,612	—	—	—	—
Stock–based compensation	—	—	1,672	—	1,672
Net loss	—	—	—	(138,621)	(138,621)
Balance at September 30, 2022	31,563,386	$3	$530,995	$(243,805)	$287,193

Balance at December 31, 2020	4,759,968	$—	$3	$(2,776)	$(2,773)
Issuance of common stock	1,606,815	1	—	—	1
Issuance of common stock in connection with license agreement	840,500	—	4,357	—	4,357
Vesting restrictions placed on previously issued and outstanding common stock	(2,332,386)	—	(1)	—	(1)
Vesting of restricted shares	1,615,660	—	—	—	—
Net loss	—	—	—	(65,081)	(65,081)
Balance at September 30, 2021	6,490,557	$1	$4,359	$(67,857)	$(63,497)

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(138,621)	$(65,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1
Stock-based compensation	1,672	—
Change in fair value of convertible promissory notes (includes related party amounts of $13,196 and $1,435, respectively)	51,469	1,392
Change in fair value of warrant liabilities - related party	43,575	20,598
Amortization of debt discount	182	—
Issuance of PIK interest debt	48	—
Acquired in-process research and development - related party	2,500	37,666
Loss on disposal of property and equipment	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $0 and $47, respectively)	(7,951)	(24)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(4,137) and $(89), respectively)	(713)	1,616
Accrued interest (includes related party amounts of $717 and $205, respectively)	2,823	734
Operating lease right-of-use assets and liabilities	1,502	(3)
Net cash used in operating activities	(43,472)	(3,101)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(2,500)	(2,763)
Purchase of property and equipment	(185)	(15)
Net cash used in investing activities	(2,685)	(2,778)
Cash flows from financing activities
Proceeds from issuance of common stock	—	1
Proceeds from issuance of common stock in initial public offering	230,006	—
Payment of initial public offering costs	(19,389)	—
Proceeds from issuance of long-term debt, net of issuance costs	4,665	—
Proceeds from issuance of convertible promissory notes	—	135,000
Net cash provided by financing activities	215,282	135,001
Net increase in cash, cash equivalents and restricted cash	169,125	129,122
Cash, cash equivalents and restricted cash—beginning of period	124,566	457
Cash, cash equivalents and restricted cash—end of period	$293,691	$129,579
Supplemental disclosure of cash flow information
Cash paid for interest	$104	$—
Supplemental disclosure of noncash investing and financing activities
Accrued interest exchanged for convertible promissory notes	$—	$47
Operating lease	$20,317	$180
Issuance of Takeda Warrants in connection with Takeda License	$—	$30,534
Issuance of common stock in connection with Takeda License	$—	$4,357
Unpaid initial public offering costs	$313	$309
Unpaid property and equipment purchases	$415	$—
Conversion of convertible promissory notes and interest into common stock	$215,364	$—
Conversion of warrant liability into equity	$100,020	$—
Accreted final interest payment fees	$158	$—

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

Liquidity and Capital Resources

From inception to September 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to September 30, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in its IPO which closed in May 2022.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s prospectus filed with the SEC on April 29, 2022 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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
As of September 30, 2022:
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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at December 31, 2021	$56,445	$158,276
Change in fair value	43,575	51,469
Reclass Takeda Warrant into equity	(100,020)	—
Conversion of August 2021 Notes into common shares upon IPO (excluding accrued interest of $5,619)	—	(209,745)
Balance at September 30, 2022	$—	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

September 30, 2022
Cash and cash equivalents	$292,060
Restricted cash	1,631
Total cash, cash equivalents and restricted cash	$293,691

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

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. As of September 30, 2022, the Company had $7.7 million of accrued expenses, including $3.5 million of accrued research and development, $2.8 million on accrued compensation and $1.4 million of other accrued liabilities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included 5,883,500 shares of common stock under the Takeda Warrant in the calculation of basic weighted-average common shares outstanding from the time the Takeda Warrant became exercisable upon the Company’s IPO because the Takeda Warrant is exercisable for minimal consideration. The Company has excluded weighted-average unvested shares of 1,954,126 shares, 3,049,685 shares, 2,214,463 shares and 2,699,099 shares from the basic weighted-average number of common shares outstanding for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, contingently issuable shares under the Company's employee stock purchase plan, common stock warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2022	2021
Common stock options	1,795,989	—
Unvested common stock	1,781,874	2,734,764
ESPP shares	7,186	—
Total potentially dilutive shares	3,585,049	2,734,764

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

2. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to September 30, 2022, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of September 30, 2022 and December 31, 2021, the Company had outstanding amounts due to Frazier of $12,000 and $22,000, respectively, related to these shared operating expenses. For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company incurred $3,000, $0.2 million, $37,000 and $0.6 million, respectively, of shared operating expenses.

As described below, the Company borrowed amounts from Frazier in connection with various convertible note financings. For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recognized a $0, $0.9 million, $13.2 million and $1.4 million, respectively, change in fair value of convertible promissory notes in connection with convertible promissory notes issued to Frazier. For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recognized $0, $0.2 million, $0.7 million and $0.2 million, respectively, of interest expense in connection with convertible promissory notes issued to Frazier.

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

The Company and Takeda are party to a Transitional Services Agreement (“TSA”) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three and nine months ended September 30, 2022, the Company incurred $0.7 million and $2.3 million, respectively, of research and development expenses for Takeda’s services. As of September 30, 2022 and December 31, 2021, the Company had $0.8 million and $4.9 million, respectively, of accrued expenses due to Takeda.

3. Commitments and Contingencies

Operating Leases

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

As of September 30, 2022, the weighted-average remaining lease term of the Company’s operating leases was 10.2 years, and the weighted-average discount rate on the Company’s operating leases was 7.4%. As there was not an implicit rate within the leases, the discount rate was determined by using a set of peer companies incremental borrowing rates. For the three and nine months ended September 30, 2022, operating lease expense was $0.8 million and $1.6 million, respectively, and cash paid for amounts included in the measurement of lease liabilities was immaterial, and the Company incurred an immaterial amount of expense related to short-term leases. No material lease expense was incurred during 2021.

Future minimum noncancelable operating lease payments are as follows (in thousands):

September 30, 2022
Years ending December 31:
2022 (remaining 3 months)	$30
2023	3,480
2024	3,581
2025	3,685
2026	3,782
Thereafter	24,935
Total undiscounted operating lease payments	39,493
Present value adjustment	(12,336)
Tenant improvement reimbursements	(5,989)
Operating lease liability	21,168
Less current portion of operating lease liability	34
Operating lease liability, net of current portion	$21,134

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

August 2021 Convertible Note Financing

On August 31, 2021, the Company entered into a note purchase agreement under which it issued the August 2021 Notes for an aggregate of $139.52 million. Of the August 2021 Notes, $103.75 million were issued to new investors, $25.0 million were issued to Frazier for cash and $10.77 million were issued to Frazier in exchange for the then outstanding principal and accrued interest on the Frazier Notes. The August 2021 Notes carried interest at a rate of 6% per annum, compounded annually. As of December 31, 2021, the outstanding principal balance of the August 2021 Notes was $139.5 million. The principal and accrued interest on the August 2021 Notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO. Of these shares, 2,736,234 were issued to Frazier.

For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recognized a $0, $0.9 million, $51.5 million and $1.4 million, respectively, change in fair value of convertible promissory notes. For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company recognized $0, $0.7 million, $2.8 million and $0.7 million, respectively, of interest expense in connection with convertible promissory notes.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

September 30, 2022
Long-term debt	$5,000
Accumulated PIK interest	48
Total principal (including PIK interest)	5,048
Unamortized debt discount	(311)
Long-term debt, net of debt discount	$4,737

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2022), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the

Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) the Company has reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, the Company supports the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of September 30, 2022). The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the three and nine months ended September 30, 2022, the Company has recognized interest expense of $0.2 million and $0.4 million, respectively, related to the Term Loans using the effective interest method. Included in such expense was $0.1 million and $0.2 million, respectively, related to accretion of the final payment fee to other long-term liabilities, $27,000 and $48,000, respectively, of PIK interest, $14,000 and $25,000, respectively, of debt discount amortization and $0.1 million and $0.1 million, respectively, of coupon interest.

Future minimum principal and interest payments, including the final payment fee, as of September 30, 2022 are as follows (in thousands):

September 30, 2022
Years ending December 31:
2022 (remaining 3 months)	$77
2023	316
2024	327
2025	1,690
2026	2,661
2027	3,980
Total principal payments, interest payments and final payment fee	9,051
Less: interest, PIK interest and final payment fee	(4,003)
Long-term debt	$5,048

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2022, 5,192,844 shares were reserved for issuance under the 2022 Plan, of which 4,547,570 shares remained available for future issuance.

2022 Employee Stock Purchase Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP became effective in connection with the Company’s IPO. The 2022 ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2022 ESPP. The price of common stock purchased under the 2022 ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date. A total of 410,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 ESPP. In addition, the number of shares available for issuance under the 2022 ESPP will be annually increased on January 1 of each calendar year beginning in 2023 and ending in and including 2032, by an amount equal to the lesser of (1) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 10,000,000 shares of the Company’s common stock may be issued under the 2022 ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022 was not material.

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	727,873	$6.99	9.94	$765
Granted	1,166,384	11.33
Cancelled	(98,268)	11.27
Balance at September 30, 2022	1,795,989	$9.57	9.47	$13,773
Vested and expected to vest at September 30, 2022	1,795,989	$9.57	9.47	$13,773
Exercisable at September 30, 2022	6,717	$8.24	9.27	$59

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Risk-free interest rate	2.7%–4.0%	— %	1.9%–4.0%	— %
Expected volatility	92.9%–94.3%	— %	83.4%–94.3%	— %
Expected term (in years)	5.3–6.1	—	5.3–6.1	—
Expected dividend yield	0%	0%	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$456	$—	$1,034	$—
General and administrative	388	—	638	—
Total	$844	$—	$1,672	$—

The weighted average grant date fair value per share of option grants for the three and nine months ended September 30, 2022 was $11.11 and $8.49, respectively. There were no option grants during the nine months ended September 30, 2021. No stock options were exercised during the nine months ended September 30, 2022 or 2021. As of September 30, 2022, total unrecognized stock-based compensation cost was approximately $11.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.23 years.

A summary of the Company’s unvested shares is as follows:

Number of Unvested Shares
Balance at December 31, 2021	2,625,435
Shares repurchased	(81,949)
Share vesting	(761,612)
Balance at September 30, 2022	1,781,874

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest. As of September 30, 2022 and December 31, 2021, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

September 30, 2022
Common stock warrants	5,883,500
Common stock options outstanding	1,795,989
Shares available for issuance under the Plans	4,547,570
Shares available for issuance under the ESPP	410,000
12,637,059

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. We expect to report interim immunogenicity results for the first 200 subjects of NEST-IN12 in the fourth quarter of 2022, and top-line safety and clinical efficacy data in the second half of 2023. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness and will help grow HilleVax into a leading global vaccines company.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in our initial public offering (IPO) which closed in May 2022. As of September 30, 2022, we had cash and cash equivalents of $292.1 million. From inception to September 30, 2022, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes and, on May 3, 2022, we completed our IPO, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. As of September 30, 2022, we had an accumulated deficit of $243.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and nine months ended September 30, 2022, we incurred $0.7 million and $2.3 million, respectively, of research and development expenses for Takeda’s services.

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

In-Process Research and Development

In-process research and development expenses for the nine months ended September 30, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$13,315	$896	$12,419
In-process research and development	—	37,666	(37,666)
General and administrative	4,577	1,113	3,464
Total operating expenses	17,892	39,675	(21,783)
Loss from operations	(17,892)	(39,675)	21,783
Other income (expense):
Interest income	1,317	—	1,317
Interest expense	(205)	(717)	512
Change in fair value of convertible promissory notes	—	(875)	875
Change in fair value of warrant liabilities	—	(20,598)	20,598
Other income (expense)	(25)	(3)	(22)
Total other income (expense)	1,087	(22,193)	23,280
Net loss	$(16,805)	$(61,868)	$45,063

Research and development expenses. Research and development expenses were $13.3 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $12.4 million primarily consisted of $8.2 million of clinical development expenses for HIL-214, $2.7 million of personnel-related expenses, $0.5 million of stock-based compensation expense, $0.5 million of facility and related expenses, $0.2 million of consulting expenses and $0.3 million of other expenses.

General and administrative expenses. General and administrative expenses were $4.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.5 million primarily consisted of $1.3 million of personnel-related expenses, $0.7 million of insurance expenses, $0.4 million of stock-based compensation, $0.4 million of facility and related expenses, $0.3 million in professional services expenses for accounting, audit, tax, valuation and other services and $0.4 million of other expenses.

Other income (expense). Other income of $1.1 million for the three months ended September 30, 2022 primarily consisted of $1.3 million of interest income on our cash and cash equivalents, offset by $0.2 million of interest expense on our term loan facility. Other expense of $22.2 million for the three months ended September 30, 2021 primarily consisted of $20.6 million of other expense related to the increase in fair value of the Takeda Warrant, $0.9 million of other expense related to the increase in fair value of our convertible promissory notes and $0.7 million of interest expense on our outstanding convertible promissory notes.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$28,352	$1,623	$26,729
In-process research and development	2,500	37,666	(35,166)
General and administrative	11,162	3,064	8,098
Total operating expenses	42,014	42,353	(339)
Loss from operations	(42,014)	(42,353)	339
Other income (expense):
Interest income	1,657	—	1,657
Interest expense	(3,157)	(734)	(2,423)
Change in fair value of convertible promissory notes	(51,469)	(1,392)	(50,077)
Change in fair value of warrant liabilities	(43,575)	(20,598)	(22,977)
Other income (expense)	(63)	(4)	(59)
Total other income (expense)	(96,607)	(22,728)	(73,879)
Net loss	$(138,621)	$(65,081)	$(73,540)

Research and development expenses. Research and development expenses were $28.3 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $26.7 million primarily consisted of $16.3 million of clinical development expenses for HIL-214, $6.3 million of personnel-related expenses, $1.5 million of facility and related expenses, $1.1 million of consulting expenses, $1.0 million of stock-based compensation expense and $0.5 million of other expenses.

In-process research and development expenses. We had $37.7 million and $2.5 million, respectively, of in-process research and development expenses for the nine months ended September 30, 2022 and 2021 related to the Takeda License.

General and administrative expenses. General and administrative expenses were $11.2 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $8.1 million primarily consisted of $3.4 million of personnel-related expenses, $1.2 million of insurance expenses, $1.1 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.8 million of facility and related expenses, $0.6 million of stock-based compensation expense and $1.0 million of other expenses.

Other income (expense). Other expense of $96.6 million for the nine months ended September 30, 2022 primarily consisted of $51.5 million of other expense related to the increase in fair value of our convertible promissory notes, $43.6 million of other expense related to the increase in fair value of the Takeda Warrant, $2.8 million of interest expense on our outstanding convertible promissory notes and $0.3 million of interest expense on our term loan facility, offset by $1.6 million of interest income on our cash and cash equivalents. Other expense of $22.7 million for the nine months ended September 30, 2021 primarily consisted of $20.6 million of other expense related to the increase in fair value of the

Takeda Warrant, $1.4 million of other expense related to the increase in fair value of our convertible promissory notes and $0.7 million of interest expense on our outstanding convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO and borrowings under our term loan facility. As of September 30, 2022, we had cash and cash equivalents of $292.1 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2022), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) we have reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, we support the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of September 30, 2022, the total outstanding borrowings under the Loan Agreement were $5.0 million. As of September 30, 2022, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $9.1 million, with $0.1 million payable through December 31, 2022 and $0.3 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 4 — Convertible Promissory Notes and Long-Term Debt” of this Quarterly Report.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In particular, we expect the net proceeds from our IPO will allow us to complete enrollment and dosing in our Phase 2b NEST-IN1 study, technical transfer and manufacturing readiness for producing clinical trial supply for a Phase 3 study, and will be used for working capital and other general corporate purposes, which may include the hiring of additional personnel, capital expenditures and the costs of operating as a public company. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing vaccine candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(43,472)	$(3,101)
Investing activities	(2,685)	(2,778)
Financing activities	215,282	135,001
Net increase in cash and cash equivalents	$169,125	$129,122

Operating Activities

Net cash used in operating activities was $43.5 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $138.6 million and a net change of $4.4 million in our operating assets and liabilities, offset by $99.5 million of noncash charges primarily related to the $51.5 million change in fair value of the August 2021 Notes, the $43.6 million change in fair value of the Takeda Warrants, $2.5 million related to acquired in-process research and development, $1.7 million of stock-based compensation and $0.2 million of noncash interest related to our term loan facility. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $65.1 million, offset by a $59.7 million of noncash charges primarily related to the $37.7 million of acquired in-process research and development, $20.6 million change in fair value of the Takeda Warrants and $1.4 million change in fair value of the August 2021 Notes, and a net change of $2.3 million in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities of $2.7 million for the nine months ended September 30, 2022 was primarily due to $2.5 million of cash paid for purchased in-process research and development and $0.2 due to the purchase of property and equipment. Net cash used in investing activities of $2.8 million for the nine months ended September 30, 2021 was primarily due to cash paid for purchased in-process research and development.

Financing Activities

Net cash provided by financing activities of $215.3 million for the nine months ended September 30, 2022 was primarily due to $210.6 million of net proceeds from our IPO and $4.7 million of net proceeds from borrowings under our term loan facility. Net cash provided by financing activities of $135.0 million for the nine months ended September 30, 2021 was primarily due to net proceeds from our sale of convertible promissory notes.

Contractual Obligations and Commitments

Operating Leases

In March 2022, we entered into an operating lease for office and laboratory space located in Boston, Massachusetts (the Boston Lease). The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by us, and an option for the us to extend the lease for a period of five years. Under the terms of the Boston Lease, we provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million. In addition, we have a minor operating lease for a facility in Switzerland. As of September 30, 2022, future minimum operating lease payments were approximately $39.5 million, with $30,000 payable through December 31, 2022 and $3.5 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report.

As of September 30, 2022, other than the debt and operating lease obligations described above, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the Prospectus.

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

As of September 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the Prospectus.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus. As of September 30, 2022, we estimate that we have used approximately $28.5 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

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

HilleVax, Inc.

Date: November 10, 2022	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David Socks
David Socks
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)