Form 10-K
period 2022-12-31
HilleVax, Inc.
filed 2023-03-17
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-41365

HILLEVAX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0545060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 State Street, Suite 100 - #9995, Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 213-5054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HLVX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $227.8 million based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $10.93 per share.

The number of shares of registrant's Common Stock outstanding as of March 13, 2023 was 39,252,128.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the Proxy Statement) for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILLEVAX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Forward-Looking Statements and Market Data

This annual report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.hillevax.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

PART I

Item 1. Business

Our founders and inspirations

We are founded on the legacies of leading vaccine developers who inspire us to build a company to benefit human health on a global scale. Our late co-founder, Dr. Tadataka “Tachi” Yamada, championed vaccines as a powerful means to address health inequities and equalize opportunity for people around the world. As the former Chief Medical and Scientific Officer at Takeda Pharmaceutical Company Limited (Takeda Pharmaceuticals), Tachi helped establish Takeda Pharmaceuticals’ vaccine pipeline, which included the most advanced norovirus vaccine candidate in clinical development. Through his most recent role as a venture partner at Frazier Healthcare Partners (Frazier), he helped Frazier and Takeda Pharmaceuticals launch their third collaboration, HilleVax, to continue the development of this novel norovirus vaccine candidate, HIL-214 (formerly TAK-214). At HilleVax, we aim to continue Tachi’s mission of improving global health with a sense of urgency by always putting patients first.

Our work, and company name itself, is also inspired by Dr. Maurice Hilleman. Dr. Hilleman is considered by many to be the father of modern vaccines. He developed many of the vaccines that are routinely recommended for children today. By the end of his career, Dr. Hilleman had played a key role in developing more than forty vaccines, including those for the flu, chickenpox, hepatitis A, hepatitis B, pneumococcus, meningococcus, measles, mumps, rubella, and other diseases. These vaccines are estimated to save millions of lives every year. We are honored that his daughter, Jeri Hilleman, serves on our Board of Directors.

We aim to have a global impact on human health and believe the best way to achieve this goal is by developing novel vaccines for severe and life-threatening diseases. HIL-214 is our foundational vaccine candidate from which we are building our company. We are honored to continue Dr. Yamada’s and Dr. Hilleman’s legacies through the further development of HIL-214 and other potential vaccine candidates.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda Vaccines, Inc. (Takeda) and its predecessor, LigoCyte Pharmaceuticals, Inc. (LigoCyte), which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug application (IND) was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data in the first quarter of 2024. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness.

Norovirus is the most common cause of viral AGE worldwide and is characterized by diarrhea, vomiting, abdominal pain, nausea, and, sometimes, fever that may lead to clinically significant dehydration. The global cost of norovirus-caused AGE is estimated to be over $4 billion in direct health system costs and approximately $60 billion in societal costs per year. In the United States alone, norovirus-caused AGE is estimated to result in $2 billion in direct medical costs and $10 billion in societal costs per year. While norovirus can cause illness in any age group, the majority of deaths and illnesses due to norovirus are borne by young children and older adults. In children younger than four years of age, norovirus is estimated to cause 95,000 deaths and 450 million illnesses globally each year. Almost all children will experience at least one norovirus infection by the age of five. In the United States, this results in approximately 627,000 outpatient visits, 281,000 emergency room visits and 14,000 hospitalizations each year for children under the age of five. Older adults are also vulnerable to severe norovirus infection given their higher rate of comorbidities, especially if they live in settings conducive to outbreaks, such as assisted living facilities. For adults older than 55 years of age, norovirus is estimated to cause 78,000 deaths and 81 million illnesses globally each year. In the United States, older adults are estimated to account for 17% of illnesses due to norovirus yet comprise 52% of hospitalizations and 94% of deaths. There are currently no approved vaccines or antiviral therapies for either the prevention or treatment of norovirus-related illness.

In July 2021, Takeda granted us, among other things, an exclusive license (the Takeda License) under certain intellectual property to develop and commercialize HIL-214 (formerly TAK-214) worldwide (excluding Japan) in exchange for upfront consideration as well as future cash milestones and royalties on net sales. Takeda will retain commercialization rights in Japan, and we will integrate certain Japan development activities into our global development plan. As of March 1, 2023, our intellectual property portfolio for HIL-214 includes 23 issued U.S. patents, including eight issued U.S. composition and formulation patents covering HIL-214 and components thereof, all of which are licensed to us under the Takeda License.

HIL-214 is a bivalent (containing two proteins) vaccine candidate consisting of VLPs representing two common genotypes of norovirus and is co-formulated with an aluminum hydroxide (alum) adjuvant, which is commonly used in adult and pediatric vaccines to enhance immunogenicity. Alum may also improve the stability of VLPs in solution. VLPs are self-assembling structures that mimic the unique and repetitive geometric features that characterize the surface of a live virus. VLPs can be produced in a wide range of expression systems and can be readily manufactured at large scale. Importantly, VLPs lack a viral genome and can therefore neither replicate nor cause infection, which may present an important safety advantage over live vaccines. The genotypes represented by the two VLPs in HIL-214 are from the GI and GII genogroups of norovirus, which are responsible for the majority of human norovirus infection. VLP-based vaccines are well-characterized and include currently marketed vaccines, such as Gardasil, Cervarix, and Sci-B-Vac, and have been administered to millions of patients worldwide.

HIL-214 has been extensively evaluated in nine Phase 1 and 2 clinical trials conducted by Takeda. Safety data generated across more than 4,500 subjects in these trials showed that HIL-214 was well tolerated across all age groups and had an adverse event (AE) profile similar to that of other approved alum-adjuvanted vaccines. In infants between six weeks and six months of age who received two doses of HIL-214, AEs were largely mild to moderate in intensity, with the most common reactions being fussiness (19-28%), drowsiness (16-21%), diarrhea (10-19%), and pain near the injection site (9-21%) in 180 subjects studied. In adults, systemic AEs were found to occur at a rate similar to placebo, with the most common local reaction being pain near the injection site (48% for HIL-214 vs. 38% for placebo) in a safety subset of 377 subjects. In addition, immunogenicity data has been collected in over 2,200 subjects. HIL-214 was found to induce antibody responses greater than eight-fold above baseline at least 28 days post vaccination against norovirus in all age groups. An extensive set of clinical dose finding and formulation studies were conducted to evaluate the immune response across age groups and between the two VLPs contained in HIL-214. In a clinical trial of military recruits, in which 4,712 subjects were administered HIL-214 or placebo, HIL-214 demonstrated an estimated 80% efficacy in preventing AGE caused by norovirus strains represented in our vaccine candidate and 62% efficacy for AGE caused by any norovirus strain (including those not represented in HIL-214) in the first 45 days post vaccination. We believe this trial demonstrated clinical proof of concept and protection against strains not included in the vaccine (i.e., heterotypic or cross-protection).

Our near-term clinical development plan is focused on infants, a population in which norovirus is routinely circulating and infections are common. We initiated a Phase 2b clinical trial, NEST-IN1, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data for this trial in the first quarter of 2024. While Takeda previously conducted both Phase 1 and 2 clinical trials of HIL-214, we have not previously completed any clinical trials. After conclusion of the Phase 2b trial in infants, we plan to proceed to a pivotal Phase 3 efficacy trial in infants. We believe that successful completion of these Phase 2b and Phase 3 trials, together with existing clinical data and additional co-administration trials with other common pediatric vaccines and lot-to-lot consistency trials, will support regulatory submissions for marketing approval in the United States, Europe, Japan, and other key markets. We also expect these data to be evaluated by the Advisory Committee on Immunization Practices (ACIP), an advisory body of the Centers for Disease Control and Prevention (CDC) which develops vaccine recommendations for children and adults in the United States. New pediatric vaccines that receive a preferred recommendation from ACIP are nearly universally adopted in the United States, with many reaching national immunization rates of over 90%. In addition, depending upon the results from our Phase 2b trial in infants, we also plan to initiate a series of trials to support the potential approval of HIL-214 for older children, adults, and older adults.

The global vaccine market is estimated to be over $50 billion in 2020 and is expected to exceed $100 billion by 2027. While there are currently no approved vaccines for the prevention of norovirus-related illness, we believe there are market analogues that we can use to estimate the size of the commercial opportunity for HIL-214. In the pediatric market, we believe that rotavirus vaccines are the closest analogue to HIL-214. Rotavirus was the leading cause of pediatric viral AGE before the introduction of the rotavirus vaccines, Rotarix and RotaTeq. These vaccines, approved only in infants, are now widely adopted worldwide, with many countries achieving vaccination rates above 80% among one-year-olds.

Rotavirus vaccines generated approximately $1.5 billion in global sales in 2021. In the older adult market, we believe that Shingrix, a vaccine developed by GlaxoSmithKline to prevent shingles, is an analogue for HIL-214 due to the similarities in morbidity, mortality and economic burden between shingles and norovirus each before the introduction of a vaccine. Shingrix generated $2.3 billion in sales in 2021. Furthermore, we believe that there is a commercial opportunity in other groups at high risk for norovirus infection, such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.

Our pipeline

The following chart summarizes our current development programs.

Our strategy

Our goal is to be a leader in the development and commercialization of novel vaccines. Our strategy is initially focused on the development and commercialization of HIL-214 as the first potential vaccine for the prevention of AGE caused by norovirus infection. Key elements of this strategy include:

•
Advance the clinical development of HIL-214 for the prevention of norovirus-caused AGE in infants. We are leveraging the extensive clinical data as well as our management team’s vaccine development experience to advance HIL-214 through Phase 2b and 3 clinical trials in infants. We believe that initial development of HIL-214 in infants will de-risk its advancement given the endemic nature of disease in this population, which allows for rapid case accrual, and the lack of pre-existing immunity to norovirus, which may enhance the ability to show the effect of a vaccine. We initiated a Phase 2b clinical trial, NEST-IN1, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data for this trial in the first quarter of 2024. Pending the successful completion of the ongoing NEST-IN1 trial in infants, we plan to proceed to a pivotal Phase 3 efficacy trial in infants.
•
Expand the development of HIL-214 to older populations and other high-risk groups. Given the vulnerability of older adults to norovirus infection, we plan to expand the development of HIL-214 to adults older than 60 years of age. We also plan to expand the development of HIL-214 to older children and adults to cover other high-risk populations such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.
•
Commercialize HIL-214 in the United States. We plan to independently commercialize HIL-214, if approved, in the United States by building a highly-targeted sales force to support the adoption of HIL-214. We also plan to seek a preferred recommendation from ACIP to facilitate the broad uptake of HIL-214.
•
Seek commercial partnerships to maximize the HIL-214 opportunity outside of the United States. We believe there is a significant global commercial opportunity for HIL-214. To address geographies outside of the

United States, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets.
•
Pursue expansion strategies for HIL-214. We plan to support alternative formulations or combinations where there is clear unmet need, clinical rationale, and commercial justification. We also plan to further expand the breadth of coverage for our norovirus vaccine through the addition of new norovirus strains to cover relevant or emerging genotypes as needed.
•
In-license or acquire additional products or technology platforms relevant to the prevention of other infectious diseases. We intend to take advantage of our management team’s vaccine expertise and extensive business development experience to opportunistically in-license or acquire additional innovative vaccines or technology platforms.

Overview of norovirus

Overview

Norovirus is the most common cause of viral AGE. AGE is characterized by acute-onset vomiting and diarrhea, typically lasting between one and three days, that may be accompanied by abdominal cramps, nausea, and fever. Most infections result in a full recovery, although severe outcomes such as hospitalization and death are more common among young children and older adults. Given that there are no antiviral therapies available to treat norovirus infections, clinical management is focused on supportive care to prevent dehydration and manage symptoms.

The burden of norovirus falls disproportionately on young children and older adults. Incidence of norovirus is highest among young children, with 70% of cases in children under four years of age occurring between six months and two years of age. As a result, almost all children will have experienced at least one norovirus infection by the age of five. While incidence is lower among older adults, norovirus illnesses are more likely to result in lingering symptoms, hospitalization, and death in this population. Older adults are also more likely to be found in high risk settings for norovirus outbreaks, such as long-term care facilities and hospitals. Other high-risk groups for norovirus infection include healthcare workers, immuno-compromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers. Globally, norovirus is estimated to result in over approximately 700 million cases of AGE and 200,000 deaths per year, resulting in over $4 billion in direct health system costs and $60 billion in societal costs per year. In the United States alone, norovirus is estimated to result in over 20 million cases of AGE, resulting in over $2 billion in direct medical costs, and $10 billion in indirect societal costs, per year. In addition, outbreaks of norovirus at restaurant chains, cruise ships, and in other industries have caused significant industry disruptions and reputational damage to the affected brands.

Genogroups and genotypes

Noroviruses are a group of small, non-enveloped viruses belonging to the Caliciviridae family. Noroviruses contain a single-stranded positive-sense RNA genome that codes for seven nonstructural and two structural proteins. The first structural protein, VP1, encodes the major capsid protein. VP1 is further subdivided into the N-terminal, shell, and protruding domains. The protruding domain of VP1 is present on the surface of viral particles and is necessary for binding to HBGAs on epithelial cells in the human gastrointestinal tract.

Noroviruses are classified into ten genetic groups called genogroups. These genogroups, GI through GX, are based on amino acid diversity in the major capsid protein VP1. Genogroups GI and GII are responsible for the majority of human infections across major geographies worldwide, with GII accounting for an estimated 96% of global prevalence. Norovirus genogroups are further subdivided into at least 48 genotypes: 9 genotypes in GI, 26 genotypes in GII, and 13 genotypes in GIII through GX. A single genotype, GII.4, is estimated to be responsible for nearly two-thirds of norovirus outbreaks in both developed and developing countries. GII.4 has been the dominant genotype in circulation for the last two decades, and of the GII.4 strains, GII.4 Sydney 2012 has been the predominant variant detected worldwide since 2012. In addition to causing the majority of norovirus infections, hospitalizations and deaths were more likely in outbreaks associated with GII.4 viruses.

Norovirus attachment and entry

Norovirus entry into host cells is a multi-step process. The first step is norovirus binding to attachment factors that concentrate the virus on the cell surface. The most well-characterized attachment factors are HBGAs. HBGAs are units of simple sugar that are bonded together, or oligosaccharides, found on the epithelia of the respiratory, genitourinary, and digestive tracts, as well as in body fluids such as blood and saliva. The interaction between norovirus and HBGAs is known to promote viral entry into host cells, and this interaction is supported by population genetics. Specifically, individuals with mutations in the FUT2 gene, which is required for secretion of HBGAs, are highly resistant to infection by GI.1 and most GII.4 norovirus strains. Approximately 20% of Caucasians lack a functional FUT2 gene. Given the importance of HBGAs for norovirus attachment and cell entry, measurement of HBGA-blocking antibodies is the primary functional method used to assess the immunogenicity of norovirus vaccine candidates. We believe that data from our ongoing and planned clinical trials of HIL-214 will help determine whether anti-HBGA antibodies are an appropriate surrogate for evaluating norovirus vaccine efficacy.

The next step for norovirus entry is receptor engagement. Receptors are essential host factors that bind to the norovirus particle and actively promote entry into the cell. The receptor(s) for human norovirus are currently unknown. The last steps for norovirus entry are cell entry, or endocytosis, and uncoating, which results in release of the viral genome into the host cytoplasm. New norovirus particles are then produced and released via cell lysis, which results in inflammation of the stomach or intestines, the underlying pathology of AGE.

Clinical presentation and management

Clinical presentation of norovirus infections can range widely, from asymptomatic infections to life-threatening dehydration and diarrhea. Asymptomatic cases are estimated to account for 30% of norovirus infections. For a symptomatic case, the illness typically begins after an incubation period of 12 to 48 hours and is characterized by acute-onset vomiting and diarrhea that may be accompanied by abdominal cramps, nausea, and fever. Other symptoms, including muscle pain, malaise, headache, and chills, can also occur. The duration of clinical symptoms is typically 12 to 72 hours in otherwise healthy individuals. The most serious complication is severe dehydration leading to hypovolemic shock, which occurs when the body loses more than one-fifth of its fluid supply. Hypovolemic shock makes it difficult for the heart to pump sufficient blood to the body and can lead to organ failure, coma, and death. Severe outcomes of acute AGE as a result of norovirus infection, such as hospitalization and death, are more likely among young children, older adults, and immunocompromised patients.

There are currently no antiviral therapies available to treat norovirus infection. Clinical management is focused on supportive therapy to prevent dehydration. First line therapy is comprised of oral rehydration solutions, followed by intravenous rehydration for patients with profuse vomiting or worsening dehydration that could lead to hypovolemic shock. Medicines to relieve pain, nausea, or vomiting can also be used.

Transmission and prevention

Norovirus is highly transmissible, with as few as 18 viral particles needed to make a person sick. For context, a single gram of feces can contain up to 95 billion particles of norovirus. A systematic review of norovirus outbreak data in the United States from 2009-2017 reported a median R0 (a measure of the average number of people who will contract a viral disease from one infected person) of 2.75, but this number is likely to be a lower bound for norovirus globally given generally high sanitation rates and comparatively easy access to clean food and water in the United States compared to other nations with higher burden of norovirus infection. For context, seasonal strains of influenza in the United States tend to have R0 values between 1 and 2.

There are three general modes of norovirus transmission: person-to-person, foodborne, and waterborne. Person-to-person transmission occurs mainly through the fecal-oral route and potentially through aerosolized vomitus. Viral shedding in stool can also occur before the onset of symptoms and continue up to eight weeks after a person has been infected, leading to secondary transmission rates, defined as the probability that some or all family members also become infected, of up to 30%. Person-to-person transmission can also occur indirectly through contaminated fomites, such as clothes and utensils, or through environmental surfaces. Foodborne transmission typically occurs by exposure to infected food handlers, although exposure to human waste further upstream in the food distribution system is also a possibility. For example, oysters filter ocean water through their bodies to get food and will absorb viral particulates when exposed to untreated human waste, which can make its way into ocean water in the case of leaky septic systems and/or dysfunctional waste-water treatment plants. Waterborne transmission can occur through the failure to properly chlorinate municipal water or through the contamination of well water with human waste. Norovirus outbreaks can occur throughout the year, although increased activity is observed in the winter months.

Preventing the spread of norovirus is challenging. The virus can persist on environmental surfaces such as utensils and countertops for up to two weeks. Norovirus can remain infectious on foods that are frozen and until heated above 140°F. Furthermore, alcohol-based hand sanitizers are not as effective at removing norovirus particles as washing hands with soap and water, and their use in place of hand washing is associated with a greater risk for norovirus outbreaks in long-term care facilities. This resistance to common disinfectants appears to be unique to norovirus, as there have not been similar reports of outbreaks associated with the use of hand sanitizers in lieu of handwashing for other common viruses. The CDC recommends four strategies to help prevent the transmission of norovirus: proper hand hygiene, safe food handling, isolation while sick, and surface decontamination. Hand hygiene with running water and soap is viewed as the most effective method to control norovirus transmission. Fruit and vegetables should be carefully washed before eating, and affected individuals should refrain from preparing food for others for up to two days after symptoms stop. Furthermore, kitchen surfaces and frequently touched objects should be sanitized using chlorine-based disinfectants such as bleach. In the event of an outbreak in a high transmission environment like a cruise ship, nursing home, daycare, or hospital ward, a full decontamination procedure must be performed in order minimize the risk of additional spread.

Burden in young children

Norovirus routinely circulates among young children, a mode of transmission categorized as endemic. Although norovirus can infect all age groups, the incidence of norovirus is highest among young children. The GII genogroup is the dominant source of infection in children, accounting for 96% of all sporadic infections, and the GII.4 genotype, in particular, accounts for 70% of detected genotypes. The consistent dominance of GII.4 in circulation over more than two decades, particularly among children, highlights the importance of vaccination efforts to be directed against this strain.

Most infections are completely resolved, resulting in a full recovery, although severe outcomes such as hospitalization and death are more common among young children when considering global burden. In both high- and middle-income countries with mature rotavirus vaccination programs, norovirus is now the most common cause of pediatric gastroenteritis requiring medical care. In the United States, norovirus is estimated to result in 627,000 outpatient visits, 281,000 emergency room visits, and 14,000 hospitalizations each year for children under the age of five. Globally, norovirus is estimated to result in 450 million illnesses and 95,000 deaths annually for children under the age of four, resulting in a total societal cost of approximately $39 billion. In the United States alone, norovirus is estimated to result in 2.8 million illnesses annually in children under the age of four, resulting in a total societal cost of approximately $1.2 billion.

For comparison, norovirus today has a similar morbidity, mortality, and economic burden in children as rotavirus did before the introduction of rotavirus vaccines. Prior to rotavirus vaccines becoming available, rotavirus was estimated to result in 2.7 million illnesses each year in children under the age of five in the United States, resulting in a total societal cost of approximately $1.5 billion. Today, rotavirus vaccines are estimated to avert 280,000 outpatient visits, 62,000 emergency room visits, and 45,000 hospitalizations each year in the United States. When considering all age groups, the overall burden of norovirus is greater than that of rotavirus.

Further, norovirus today has a greater morbidity, mortality, and economic burden than shingles did before the introduction of shingles vaccines. Prior to shingles vaccines becoming available, shingles was estimated to result in 1 million illnesses, 46,000 hospitalizations, and 80 deaths each year among adults over 50 years of age in the United States, for a total societal cost of $2.4 billion. In comparison, norovirus results in 22 million illnesses, 96,000 hospitalizations, and 1,350 deaths each year among all age groups in the United States, for a total societal cost of $10 billion.

Burden in older adults

Adults older than 65 are another high-risk group for norovirus infections. In the United States, older adults are estimated to account for 17% of illnesses due to norovirus yet comprise 52% of hospitalizations and 94% of deaths. Symptoms are often more severe in this age group and include diarrhea lasting up to nine days and headache, thirst, and vertigo lasting up to 19 days. Older adults are also more likely to be found in certain settings vulnerable to norovirus outbreaks. Long-term care facilities (LTCFs) are the most commonly reported location for norovirus outbreaks, with an estimated 8 – 17% of LTCFs experiencing an outbreak each year. Hospitals are another common setting for norovirus outbreaks. After admittance to a hospital, older adults are more likely to acquire a norovirus infection than younger hospitalized patients. In the United States, norovirus is estimated to result in 3.7 million illnesses, 380,000 outpatient visits, 50,000 hospitalizations, and 1,250 deaths annually for adults over 65. Globally, norovirus is estimated to result in 81 million illnesses and 78,000 deaths annually for adults older than 55.

Burden in other high-risk groups

In addition to young children and older adults, there are other groups that are at high risk for norovirus infection. These include healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers. More than 100 outbreaks of norovirus have been described in military units since 1988, reducing operational effectiveness and staff availability for duties. Food handlers are another source of concern. Given the small amount of virus needed for infection, a single individual can be responsible for widespread virus transmission. For example, a norovirus outbreak in 2006 resulting in at least 350 gastroenteritis cases was linked to a single food handler. Another series of high-profile outbreaks occurred at Chipotle restaurants between 2015 and 2018, where 1,100 patrons fell ill after eating at various locations of the chain restaurant. This outbreak resulted in the largest fine in food safety in U.S. history. Travelers are another high-risk group, with more than 20% of travelers with diarrheal symptoms testing positive for norovirus. Cruise ships present a high risk of norovirus outbreaks due to their ideal conditions for transmission: common sources for food and drinks, a semi-closed environment, and older adult passengers that may be more vulnerable to infections and complications arising from gastroenteritis. Outbreaks on cruise ships can be quite severe with infection rates for passengers ranging from 19% to 74%. The CDC reported 84 outbreaks of norovirus on cruise ships between 2010 and 2019.

Our solution: HIL-214

HIL-214 is a bivalent vaccine candidate in development for the prevention of moderate-to-severe AGE caused by norovirus infection. HIL-214 consists of VLPs which are designed to mimic the structure of norovirus and are co-formulated with an alum adjuvant to enhance immunogenicity and stability of the VLPs in solution. HIL-214 is administered intramuscularly via prefilled syringes and has demonstrated stability at standard refrigeration temperatures of 4°C for 24 months.

VLP technology

VLPs are self-assembling structures that mimic the unique and repetitive geometric features that characterize the surface of a live virus. VLPs can be produced using a common range of expression systems, including bacterial, mammalian, or insect cells, and can present a conformationally correct representation of the virus capsid to the immune system. As a result, VLPs can be readily manufactured in cell culture at large scale and offer a highly immunogenic vaccine template.

Importantly, VLPs lack a viral genome and can therefore neither replicate nor cause infection, which may provide an important safety advantage over live vaccines.

There is ample precedent for the development of safe and effective vaccines that leverage VLP technology. Gardasil, a commercially available vaccine for human papillomavirus (HPV) developed by Merck, consists of recombinant VLPs self-assembled from the capsid protein of HPV types 6, 11, 16, and 18. A subsequent iteration of the product, known as Gardasil9, added five additional VLPs to its formulation to cover HPV types 31, 33, 45, 52, and 58. Other commercially available VLP vaccines include Cervarix, an HPV vaccine manufactured by GlaxoSmithKline, and Sci-B-Vac, an HBV vaccine developed by VBI Vaccines. There are also a number of VLP vaccines in clinical development for H1N1, HIV, malaria, respiratory syncytial virus, human metapneumovirus, and COVID-19, among other indications. Vaccines that employ VLP technology have been given to millions of patients worldwide.

HIL-214 construct

HIL-214 includes VLPs representing the two genogroups of norovirus responsible for the majority of human infection: GI and GII. Our G1.1 Norwalk VLP was selected based on its potential to promote a broad immune response to GI norovirus strains. In an independent study, infection of human volunteers with GI.1 Norwalk virus resulted in a broad antibody response against GI.1, GI.2, GI.3, and GI.4 strains. Our GII.4 VLP is a consensus sequence of three GII.4 strains that were responsible for major outbreaks in 2002 and 2006: GII.4 Houston/2002, GII.4 Yerseke/2006a, and GII.4 Den Haag/2006b. The GII.4 genotype accounts for two-thirds of norovirus outbreaks worldwide and its prevalence is attributed to its ability to rapidly evolve, with novel variants emerging every two to four years that may evade immunity in the human population. We believe that presenting epitopes from three GII.4 strains on our GII.4 VLP will result in a broader response to GII.4 strains than a VLP presenting a single strain. Sera from adult subjects vaccinated with HIL-214 have been shown to generate antibody titers against a broad range of GI and GII norovirus genogroups. Specifically, HIL-214 resulted in a greater than fourfold rise in antibodies against multiple GI strains (GI.1, GI.5, GI.6) and GII.4 strains (2002, 2006a, 2006b, 2009, 2012). The observation that HIL-214 induced antibodies against GII.4 strains that have emerged after the formulation of our vaccine candidate (GII.4 New Orleans 2009 and GII.4 Sydney 2012) suggests that our GII.4 VLP may protect against newly emerging strains in the future.

HIL-214 also includes aluminum hydroxide (Alhydrogel 2% or alum) as an adjuvant. Alum is the predominant adjuvant used in human vaccines and is a common component of several pediatric vaccines, including those for pneumococcus, diphtheria-tetanus-pertussis (DTaP), Hepatitis A, Hepatitis B and HPV.

HIL-214 clinical data

Overview

HIL-214 has been the subject of nine Phase 1 and Phase 2 clinical trials prior to the initiation of the NEST-IN1 trial, including more than 4,500 subjects of which more than 2,200 subjects have been evaluated for immunogenicity. These subjects have ranged from 6 weeks to 102 years old. An overview of the clinical trials conducted to date by Takeda and its predecessor, LigoCyte Pharmaceuticals, Inc., is tabulated below:

Dose finding and formulation trials in infants and children

A Phase 2 dose finding and formulation trial has been conducted in infants and children for HIL-214. Based on the results from this trial, in addition to considerations around disease burden and maternal antibody concentrations, we have selected the following dose and schedule to continue to evaluate HIL-214 in infants: two doses of 50/150 µg GI.1/GII.4 with 500 µg alum given at approximately 5 months of age at the time of the first dose. Further details on this trial are summarized below.

NOR-202—A Phase 2 safety, immunogenicity, and dose finding trial of HIL-214 in infants and children between the ages of 6 weeks and 9 years old. The trial enrolled 840 subjects in Colombia, Panama, and Finland into two cohorts. The first cohort was aged 6 months to 9 years old and received one or two doses of one of four potential HIL-214 formulations containing either 15/15, 15/50, 50/50, or 50/150 µg of the GI.1/GII.4 VLP combination and 500 µg of alum at least 28 days apart. The second cohort was aged 6 weeks to 6 months old and received two or three doses of one of the four potential HIL-214 formulations. All dosages of HIL-214 were generally well tolerated with no AEs related to HIL-214 leading to study withdrawal. All HIL-214 formulations were found to be immunogenic in each pediatric age group as measured by HBGA blocking titers. In children between 6 weeks and 6 months of age, both the two- and three-dose regimens of the 50/150 µg formulation of HIL-214 were found to be immunogenic. In children between 6 and 12 months of age, two doses of the 50/150 µg formulation of HIL-214 were found to be more immunogenic than one dose.

Dose finding and formulation trials in adults

Four dose finding and formulation trials have been conducted in adults for HIL-214. Based on the results of these trials, we selected a single dose of 15/50 µg GI.1/GII.4 VLP combination with 500 µg alum to continue to evaluate HIL-214 in adults. Further details on these trials are summarized below.

LV03-104—A Phase 1, randomized, double-blind, placebo-controlled age- and dose-escalation trial to evaluate the safety and immunogenicity of HIL-214 or saline placebo in 102 adults aged 18 to 85 years old. Forty-eight subjects aged 18 to 49 years old received either two doses of HIL-214 containing GI.1 and GII.4 VLPs (5, 15, 50, or 150 µg of each VLP) or two doses of placebo administered 4 weeks apart. Subsequently, 54 adults aged 18 to 85 years old received two doses of HIL-214 containing 50 µg of each VLP. At all tested dose levels, the vaccine was generally well tolerated and immunogenic as measured by pan-IG, class-specific IgG, and HBGA blocking titers. One dose of vaccine containing 50 µg of each VLP increased GI.1 antibody levels by 118-fold and GII.4 antibody levels by 49-fold in subjects aged 18 to 49 years old. Local reactions were mainly tenderness (71%) and injection site pain (68%) in the 66 subjects who received HIL-214, with no reported fever or vaccine-related serious AEs. A second dose at day 28 provided no apparent improvement in immunogenicity across any of the age groups. The sample size was chosen to obtain indications of safety, reactogenicity, and immune response data but was not powered for statistical significance.

NOR-107—A Phase 2, randomized, double-blind trial to evaluate the safety, immunogenicity, dose, and adjuvant justification of HIL-214 in 420 healthy adults aged 18 to 64 years old. One or two doses of HIL-214 were administered 28 days apart in a factorial design testing combination of 15, 50 or 150 µg of each VLP with 0, 15 or 50 µg of monophosphoryl lipid A (MPL) and 167 or 500 µg of alum. For subjects receiving a single dose of HIL-214, a hepatitis A vaccine (Havrix) was given as a control to maintain the blinding. The trial demonstrated that the adjuvant MPL did not significantly improve immunogenicity, and that seroresponse rates (the percentage of subjects with a greater than four-fold rise in antibody levels) were greater with 500 µg of alum than with 167 µg of alum. The most common AEs were injection site pain (46%), headache (18%), and fatigue (14%) in the 420 subjects studied, with no vaccine-related serious AEs reported. The study also showed that a second dose of the 15/50 µg GI.1/GII.4 formulation provided no apparent improvement in immunogenicity. This study was powered for statistical significance.

NOR-201—A Phase 2, randomized, double-blind trial to evaluate the safety and immunogenicity of HIL-214 in 454 adults aged 18 to 49 years old. Enrolled subjects were randomly assigned among three groups receiving one dose of saline placebo or HIL-214 containing either 15/50 or 50/50 µg GI.1/GII.4 VLP combinations adjuvanted with 50 µg of MPL and 500 µg of alum. Both HIL-214 formulations were well tolerated and immunogenic, although GII.4 responses were higher with the 15/50 VLP combination (although the difference did not reach statistical significance). The most common AEs were pain near the injection site (69%) and muscle pain (22%) in the 299 subjects who received HIL-214, with no vaccine-related serious AEs reported. The results from this trial suggest that the 15/50 µg dose may be the optimal formulation to evaluate in adults. The sample size was chosen to provide a clinical database to support initiation of larger Phase 2 and 3 studies but was not powered for statistical significance.

NOR-204—A Phase 2, randomized, double-blind trial to evaluate the safety, immunogenicity, dose formulation, and dose regimen of HIL-214 in 320 healthy adults aged 18 to over 85 years old. Older adults were stratified into three groups of 60-74 years, 75-84 years and greater than 85 years. A cohort of younger adults of 18 to 49 years was enrolled for comparison. One or two doses of HIL-214 were administered in a 15/50 µg GI.1/GII.4 VLP combination adjuvanted with 500 µg alum with or without 50 µg of MPL. For subjects receiving a single dose of HIL-214, a saline placebo was given as a control to maintain the blinding. The most common AEs were injection site pain (33%) and fatigue (12%) in the 73 subjects studied, with no vaccine-related serious AEs reported. The results of this trial suggest that there was no statistically significant benefit of either MPL or a second dose on immunogenicity, and further, suggested that the formulation of 15/50 µg GI.1/GII.4 VLP combination and 500 µg alum may be the optimal formulation to evaluate in adults. The trial also found that the antibody response in each of the older age groups was similar to that in the young adult age group. This study was powered for statistical significance.

Efficacy trials in adults

Proof-of-concept of the efficacy of HIL-214 in adults has been demonstrated across three clinical trials: two Phase 1/2 challenge trials and a Phase 2b field efficacy trial. Further details on these trials are summarized below.

Challenge trial (LV01-103)—A Phase 1/2, randomized, double-blind, placebo-controlled trial to evaluate the efficacy of an intranasal GI.1 VLP vaccine candidate after challenge with a live, vaccine-matched GI.1 norovirus strain in 98 healthy adults aged 18 and 50 years old. The vaccine formulation used in the trial contained 100 µg of GI.1 VLP and was adjuvanted with chitosan and MPL. Subjects were randomized to receive either two doses of saline placebo or GI.1 vaccine delivered intranasally three weeks apart. Subjects were then challenged with a live GI.1 virus to test the effect of vaccination on norovirus infection and disease. Vaccination significantly reduced the frequency of GI.1 infection (occurring in 61% in vaccine recipients vs. 82% in placebo recipients, p = 0.05). Vaccination also significantly reduced the frequency of GI.1 virus gastroenteritis (occurring in 37% of vaccine recipients vs. 69% of placebo recipients, p = 0.006). Furthermore, disease severity was significantly reduced as measured by modified Vesikari score, which is a validated common metric for rating the severity of gastroenteritis symptoms based on a scale of 20 (3.6 for vaccine recipients vs. 5.5 for placebo recipients, p = 0.009).

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 means that there is a less than or equal to 5% probability that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. The United States Food and Drug Administration’s (FDA’s) evidentiary standard when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

Challenge trial (LV03-105)—A Phase 1/2, randomized, double-blind, placebo-controlled trial to evaluate the efficacy of HIL-214 after challenge with a live, GII.4 norovirus strain. The HIL-214 formulation used in the trial contained a 50/50 µg ratio of GI.1 and GII.4 VLPs and was adjuvanted with 500 µg of alum and 50 µg MPL. Subjects were between 18 and 50 years of age and received two doses of either saline placebo or GI.1/GII.4 vaccine intramuscularly four weeks apart. Subjects were then challenged with a live GII.4 virus to test the effect of vaccination on norovirus infection or disease. HIL-214 led to a significant reduction in the severity of vomiting or diarrhea by subject assessment (20% in vaccine recipients vs. 42% in placebo recipients, p = 0.028). HIL-214 also led to a significant reduction in disease severity as measured by modified Vesikari score (4.5 in vaccine recipients vs. 7.3 in placebo recipients, p = 0.002). The results of this trial showed a directional, albeit not statistically significant, reduction in frequency of AGE (26% vs. 33%) and infection (54% vs. 63%) for the HIL-214 group relative to the placebo group after challenge. We believe the lack of statistical significance was potentially due to a lower than expected infection and illness rate; only 57 of the 98 subjects were successfully infected with norovirus which lowered the statistical power for the study.

Field efficacy trial (NOR-211)—A Phase 2b, randomized, double-blind, placebo-controlled trial to evaluate the efficacy of HIL-214 to prevent norovirus infection and moderate-to-severe AGE in the field setting. The trial was conducted in U.S. military recruits at a single base in Great Lakes, Illinois over the course of two winter seasons (2016 – 2018). In total, 4,712 subjects aged 18-49 years old were enrolled in the trial and received one dose of either saline placebo or HIL-214 (15/50 µg of GI.1/GII.4 with 500 µg of alum as an adjuvant). The primary endpoint of the NOR-211 trial was the efficacy of a single dose of HIL-214 compared to placebo to prevent cases of moderate to severe AGE due to infection by genotype matched norovirus strains represented in the vaccine (i.e., GI.1 or GII.4). The low attack rate of norovirus strains represented in the vaccine resulted in insufficient cases to assess the primary endpoint. Thirty vaccine-matched AGE cases were required to provide 80% statistical power to detect 70% vaccine efficacy; however, only 6 vaccine-matched cases occurred during the trial. Of those 6 cases, 5 were in the placebo group, corresponding to 80% vaccine efficacy for genotype matched cases of AGE (p=0.1417). On account of this lower than anticipated attack rate of GI.1 and GII.4, the statistical analysis plan was amended prior to locking the database and unblinding the trial. While only 6 vaccine-matched

AGE cases caused by GII.4 were observed, a total of 36 AGE cases caused by any norovirus genotype was observed, which was a sufficient number to evaluate the secondary endpoint of HIL-214 against moderate-to-severe AGE due to norovirus infection irrespective of genotype. Of those 36 cases, 26 were in the placebo group, corresponding to 62% vaccine efficacy (p = 0.0097) for any norovirus genotype, including those not included in HIL-214. In sum, this trial provided statistically significant evidence of heterotypic protection against at least one non-vaccine norovirus strain (GII.2). This trial also provided encouraging evidence of protection against vaccine-matched strains.

One potential explanation for the cross-protection observed in this trial is that HIL-214 may have induced cross-reactive antibodies against GII.2 viruses (evidence of heterotypic protection). In support of this hypothesis, HIL-214 was found to induce both binding and HBGA-blocking antibodies against GII.2 VLPs.

Safety results in infants and children

Safety data for HIL-214 in infants and children were collected for over 800 subjects in NOR-202, a Phase 2 safety, immunogenicity and dose finding trial. This trial demonstrated that all doses of HIL-214 were well tolerated, and there were no HIL-214-related AEs leading to trial withdrawal. AEs were largely mild to moderate in intensity and tended to subside in 3 to 4 days. In children between 6 weeks to 6 months of age who received two doses of HIL-214, the most common reactions were irritability / fussiness (19—28%), drowsiness (16—21%), pain near the injection site (9—21%), and diarrhea (10—19%) in the 180 subjects studied. In children between 6 months and 9 years of age who received two doses of HIL-214, the most common reactions were pain near the injection site (21—33%), fatigue (16—24%), headache (14—21%), and irritability / fussiness (10—20%) in the 238 subjects studied. A comparison of the reactogenicity of HIL-214 to other common pediatric vaccinations is tabulated below. These data are presented for informational purposes only, as the comparison in the table below is not based on head-to-head clinical studies and these data may not be comparable due to differences in trial designs and populations studied.

Safety in adults

Safety data for HIL-214 in adults have been collected for over 4,000 subjects across seven clinical trials. These trials have demonstrated that HIL-214 was well tolerated, and there were no HIL-214-related AEs leading to trial withdrawal. In the NOR-211 field efficacy trial of military recruits, the most common reaction was pain near the injection site with a mean duration of 2 days (48% for HIL-214 vs. 38% for placebo) in a safety subset of 377 subjects. Systemic AEs were found to occur at a similar rate to placebo (56% for HIL-214 vs. 60% for placebo).

Safety data for HIL-214 in older adults (>60 years old) have also been collected for 294 subjects in NOR-204, a Phase 2 safety, immunogenicity, and dose finding trial. This study found that local AEs were mostly mild in intensity and injection-site pain was the most frequently reported symptom. In addition to these completed trials, a Phase 2 trial is currently ongoing to evaluate the long-term safety and immunogenicity of HIL-214 in 528 subjects between 18 and 85 years of age up to 5 years post vaccination (NOR-213). Interim data from this study have shown no vaccine-related serious AEs reported and maintenance of antibody levels above baseline at 3 years post vaccination. A comparison of the reactogenicity of HIL-214 to other common adult vaccinations is tabulated below. These data are presented for informational purposes only, as the comparison in the table below is not based on head-to-head clinical studies and these data may not be comparable due to differences in trial designs and populations studied.

Our clinical program in infants

Phase 2b – infant efficacy trial (NEST-IN1)

We plan to build on the extensive clinical data generated to date through conduct of our ongoing clinical trial in infants. We believe that initial development of HIL-214 in infants will de-risk its development given the endemic nature of disease in this population, which allows for rapid case accrual and enrollment of subjects without pre-existing immunity to norovirus.

In May 2022, we initiated our ongoing NEST-IN1 Phase 2b clinical trial to evaluate the efficacy, safety and immunogenicity of HIL-214 in approximately 3,000 infants. This clinical trial is a randomized, double-blind, placebo-controlled trial in infants of approximately 5 months of age at time of initial vaccination at sites in the United States and Latin America. We believe approximately 5 months of age is the optimum time to begin immunization as it is prior to the sharp increase in incidence of norovirus that begins at 6 months of age and coincides with the waning of maternal antibodies to norovirus. Subjects are randomized 1:1 to receive either HIL-214 or placebo. In the vaccine arm, subjects received HIL-214 (50/150 µg GI.1/GII.4 VLP combination with 500 µg alum) in a two-dose regimen delivered 28 to 56 days apart. In the control arm, subjects received saline placebo at the corresponding timepoints. The dosage and scheduling were based on learnings from the NOR-202 Phase 2 trial. The primary objective of NEST-IN1 is to evaluate the protective efficacy of HIL-214 against moderate or severe AGE events associated with GI.1 or GII.4 norovirus strains (excluding certain co-infections) during a pre-determined surveillance period that begins one month after the administration of the second dose of HIL-214. A key secondary endpoint is the evaluation of the protective efficacy of HIL-214 against any GI or GII norovirus strain. Other secondary endpoints include the evaluation of safety and immunogenicity of HIL-214.

In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data in the first quarter of 2024.

We have developed and are qualifying a number of clinical assays to support the determination of our primary and secondary endpoints. These include an assay to detect norovirus in stool samples and determine norovirus genogroup (e.g., GI or GII), a sequencing assay to determine norovirus genotype (e.g., GI.1 or GII.4), and a co-pathogen assay to detect other pathogens that may cause AGE (e.g., rotavirus or Salmonella). The immunogenicity of HIL-214 will be evaluated using assays that measure HBGA-blocking antibody titers and pan-Ig antibody titers. We have designed the assays for NEST-IN1 based on learnings from the NOR-211 Phase 2b study and the NOR-202 Phase 2 study in adults, as well as preliminary feedback Takeda received from the FDA and European Medicines Agency (EMA). We reported interim safety data for the first 200 subjects in the third quarter of 2022 following a positive recommendation from the data monitoring committee to continue enrollment. We reported positive interim immunogenicity data for the first approximately 200 subjects in the fourth quarter of 2022 where we observed immune responses generally consistent with prior studies of HIL-214 in infants. Geometric Mean Titers (GMTs) of pan-IG antibodies 28 days following the second dose were 11,102.0 IU/mL and 2,185.5 IU/mL for GI.1 and GII.4, respectively, for HIL-214 compared to 59.6 IU/mL and 73.5 IU/mL for GI.1 and GII.4, respectively, for placebo. These titers corresponded to a Geometric Mean Fold Rise (GMFR) versus baseline of more than 18-fold for HIL-214. Seroresponse rates (SRRs) for HIL-214, defined in NEST-IN1 as the percentage of subjects with at least a 4-fold increase in pan-Ig (immunoglobulin) antibody titers 28 days following the second dose compared to pre-vaccination baseline, were 99.0% for GI.1 and 86.9% for GII.4. SRRs for placebo were 4.1% and 3.1% for GI.1 and GII.4, respectively.

Phase 3 infant efficacy trial

Based on the results from NEST-IN1, if positive, we intend to consult with key regulatory authorities and initiate a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate the efficacy, safety, and immunogenicity of HIL-214 in a larger clinical trial. We expect that this trial will enroll approximately 5,000 to 6,000 subjects that will be randomized 1:1 into the vaccine or control arm. Trial sites under consideration are located in the United States, Latin America, Europe, and Japan.

Other trials in infants

We are planning additional trials in infants to support regulatory submissions. These include a Phase 1, randomized, double-blind, placebo-controlled trial to establish whether the safety and immunogenicity data obtained is consistent with that previously obtained for non-Japanese pediatric subjects, and to support the potential inclusion of Japanese infants in a Phase 3 trial of HIL-214. These include a Phase 2 trial to evaluate the immune response to routine pediatric vaccinations when co-administered with HIL-214, which is designed to inform our global strategy for our pivotal Phase 3 infant efficacy trial with HIL214.

We also expect to conduct a Phase 3 trial to evaluate lot-to-lot consistency of HIL-214.

We believe that successful completion of this clinical program in infants, together with existing clinical data, will support regulatory submissions for marketing approval in most territories of the world, including the United States, Europe, Japan, and Latin America.

Our immunobridging strategy to other age groups

Overview

If we are successful in obtaining approval for HIL-214 in infants, we plan to subsequently seek approval of HIL-214 in additional age groups, including older children and adolescents (2 to 17 years of age), adults (18 to 59 years of age), and older adults (60 years of age and older). Our preferred strategic approach for seeking approval in these populations is through conducting immunobridging trials, which aim to demonstrate non-inferiority of immune response between a reference age group (i.e., infants) and target age groups. These trials require an appropriate serological surrogate for efficacy and can potentially support regulatory submissions seeking approval to expand to these other age groups without the need for an efficacy trial. Key requirements for an immunobridging strategy include:

•
Comparability. The same or comparable immune assay should be used in the reference and target populations.
•
Predictability. The immune assay should be reasonably likely to predict protection from infection or disease. Regulatory authorities are more likely to accept functional immune assays (e.g., blocking or neutralization assays) than non-functional immune assays (e.g., assays that measure bulk antibody levels).
•
Well-defined non-inferiority margins. Non-inferiority margins should be prospectively defined and justified to regulatory authorities.

We believe the most likely serological surrogate will be blocking antibodies to HBGAs, which have previously been shown to correlate with protection against norovirus. We are planning to collect HBGA-blocking titers for all subjects in our planned Phase 2b and Phase 3 infant efficacy trials to use as a reference for immunobridging to other age groups. In addition to HBGA-blocking antibodies, we are also exploring the measurement of other immune parameters that may be reasonably likely to predict protection.

If we are not able to confirm an appropriate serological surrogate in our planned infant efficacy trials, or if the FDA or EMA do not agree with our proposed immunobridging strategy, we plan to directly evaluate HIL-214 for efficacy in older adults

(65 years of age and older). We would plan to conduct this trial across multiple sites at high-risk for norovirus outbreaks, including nursing homes, assisted living facilities, and other older adult communities.

Historical precedent for immunobridging

A number of vaccines have successfully used immunobridging to expand the approval of a vaccine to those in other age groups, without conducting further efficacy studies, including Boostrix, Gardasil, Cervarix, and Vaxchora. For example, Boostrix used a prior infant efficacy study to bridge to older subjects and included the use of a different vaccine strength and regimen in infants and older age groups. This immunobridging strategy was based on demonstrating non-inferiority of pertussis antigen seroresponses in adolescents (10 to 18 years of age), adults (19 to 64 years of age), and older adults (65 years of age and older) to prior infant responses in efficacy trials. Of particular note, this strategy was successful for Boostrix even in the absence of an established correlate of protection for pertussis.

HIL-214 commercial opportunity

The global vaccine market is estimated to have been over $50 billion in 2020 and is expected to exceed $100 billion by 2027. Pneumococcal vaccines have historically been the largest vaccine category, with $7 billion in sales in 2020. COVID-19 vaccines are the largest category in 2021. We believe that the increased attention given to infectious diseases during the COVID-19 pandemic, and the important role of vaccines in disease prevention, is likely to further increase the size of the global vaccine market.

There are currently no approved vaccines for the prevention of norovirus-related illness. However, there are market analogues that we believe we can use to estimate the size of the commercial opportunity for HIL-214. In the pediatric market, we believe that rotavirus vaccines are the closest analogue to HIL-214. Rotavirus was the leading cause of pediatric viral AGE before the introduction of the rotavirus vaccines, Rotarix and RotaTeq. These vaccines, approved only in infants, are now widely adopted worldwide, with many countries achieving vaccination rates above 80% among one-year-olds. Rotavirus vaccines generated more than $1.5 billion in sales in 2021. For comparison, norovirus today has a similar morbidity, mortality, and economic burden in children as rotavirus did before the introduction of rotavirus vaccines. When considering all age groups, the overall burden of norovirus is greater than that of rotavirus.

In the older adult market, we believe that Shingrix, a recombinant protein vaccine developed by GSK to prevent shingles, is an analogue for HIL-214 due to the similarities in morbidity, mortality and economic burden between shingles and norovirus each before the introduction of a vaccine. Shingrix generated $2.3 billion in sales in 2021. For comparison, norovirus today has a greater morbidity, mortality, and economic burden than shingles did before the introduction of shingles vaccines. Prior to shingles vaccines becoming available, shingles was estimated to result in 1 million illnesses, 46,000 hospitalizations, and 80 deaths each year among adults over 50 years of age in the United States, for a total societal cost of $2.4 billion. In contrast, norovirus results in 22 million illnesses, 96,000 hospitalizations, and 1,350 deaths each year among all age groups in the United States, for a total societal cost of $10 billion. Furthermore, we believe that there is a commercial opportunity for a norovirus vaccine in other groups at high risk for norovirus infection, such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.

A key element of our commercial strategy is to receive advisory body recommendations for the use of HIL-214. In particular, we are focused on the ACIP, which is an advisory body of the CDC that develops vaccine recommendations for children and adults in the United States. New pediatric vaccines that received a preferred recommendation from ACIP are nearly universally adopted by pediatricians and are often required by schools. Rotavirus vaccines received an ACIP recommendation in 2006, which has contributed to their broad uptake in the United States. Following completion of our planned Phase 2b and 3 trials in infants, we expect ACIP to review these data with the goal of having ACIP recommend HIL-214 for routine pediatric use. We also plan to pursue an ACIP recommendation in the older adult population.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition, and strong emphasis on proprietary products. According to EvaluatePharma, October, 2021, the current vaccine market is concentrated among a few global biopharmaceutical companies including BioNTech, CSL Bering, GlaxoSmithKline, Merck, Moderna, Pfizer, Sanofi, and Takeda, which together account for the majority of global vaccine sales. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions are also active in the vaccine market given the continuing global need for both existing and new vaccines.

While we believe that our team, technology, strategy, and depth of clinical data relative to other products in clinical development provide us with a strong competitive advantage, if HIL-214 receives marketing approval, we will have to compete with new products and therapies that may become available in the future. The key competitive factors that will affect the success of HIL-214 are similar to those faced by other vaccine products: safety, immunogenicity, protective efficacy, duration of effect, convenience of administration, price, public health policy, and reimbursement by third-party payors.

There are currently no approved vaccines for the prevention of norovirus-related illness. While we are not aware of all of our competitors’ efforts, based on public statements, we believe that several companies are in various stages of developing a vaccine for norovirus including China National Biotec, Chongqing Zhifei Biological, Icon Genetics and Vaxart. We believe that China National Biotec, Chongqing Zhifei Biological and Icon Genetics are also focused on developing a vaccine consisting of VLPs representing the GI and GII genogroups of norovirus. Further, we believe that China National Biotec and Chongqing Zhifei Biological are also developing a pediatric vaccine for the prevention of norovirus-related illness. We believe that HIL-214 is well positioned to be the first norovirus vaccine approved in any market worldwide.

Manufacturing

We do not have, nor do we plan to establish, large-scale manufacturing facilities that are compliant with current Good Manufacturing Practices (cGMP). For our Phase 2b infant efficacy trial, we are using clinical material that was previously manufactured by Takeda. We have relied on, and plan to continue to rely on, third-party manufacturers to produce cGMP material, including bulk intermediate VLPs, drug substance and drug product, for our future clinical trials and commercial supply, if approved.

Intellectual property

Intellectual property, including patents, trade secrets, and trademarks, is important to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for HIL-214, as well as for future vaccine candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing, misappropriating or violating the intellectual property and proprietary rights of others and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, licensing or filing U.S. and foreign patents and applications relating to our technology, inventions, and improvements that are important to the development and implementation of our business.

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the vaccine candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of use of such pharmaceutical compositions or formulations. As of March 1, 2023, our patent portfolio covering HIL-214 consists solely of patents and patent applications exclusively licensed from Takeda. Subject to the terms of the Takeda License we entered into with Takeda on July 2, 2021, we have licensed from Takeda exclusive commercialization rights worldwide, excluding Japan, to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of HIL-214. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to HIL-214 composition of matter, methods of manufacturing HIL-214, formulations of HIL-214 products, as well as methods of use of HIL-214. As of March 1, 2023, our portfolio consists of approximately 23 issued U.S. patents, 4 pending U.S. patent applications, 1 allowed U.S. patent application, 2 pending international PCT applications, 68 issued foreign patents including 6 issued European patents subsequently validated in individual European countries, and 55 foreign patent applications pending in major international markets. The issued patents and pending applications have nominal expiration dates ranging from 2027 to 2042, without accounting for any available patent term adjustments or extensions.

More specifically, of the 11 distinct patent families, we have in-licensed two patent families relating to manufacturing methods for norovirus VLPs. One of these families contains four U.S. patents projected to expire from 2028 to 2029, as well as a granted patent in each of Canada, Hong Kong, Europe, Republic of Korea and Singapore and two granted patents in Australia, also projected to expire in 2028, in each case without accounting for any available patent term adjustments or extensions. The European patent in this family was validated in Belgium, Bulgaria, Switzerland, Czech Republic, Germany, Denmark, France, the United Kingdom, Hungary, Ireland, Netherlands, Poland and Sweden. There is an additional pending application in Singapore, projected to expire in 2028, without accounting for any available patent term adjustments or extensions.

The other patent family covering manufacturing methods contains two U.S. patents projected to expire from 2033 to 2035, as well as a granted patent in each of Australia, Europe, Hong Kong, Iran, Jordan, Lebanon, Republic of Korea, Mexico and Taiwan, all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions. The European patent in this family was validated in Belgium, Switzerland, Czech Republic, Germany, France, the United Kingdom, Ireland and Netherlands. There are two additional pending patent applications in each of China and Argentina and an additional pending application in each of Bangladesh, Canada, Gulf Co-Operation Council, India,

Pakistan, Singapore, Uruguay, Venezuela and the U.S., all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions.

We have also in-licensed six patent families covering VLP compositions for HIL-214 and methods of use of HIL-214. One of these families contains seven U.S. patents, all projected to expire in 2027, as well as two granted patents in Europe, two granted patents in Hong Kong and a granted patent in each of Australia, Canada, Republic of Korea, Singapore, also projected to expire in 2027, in each case without accounting for any available patent term adjustments or extensions. One European patent in this family was validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Lithuania, Netherlands, Sweden and Turkey. A second European patent in this family was validated in Belgium, Bulgaria, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands, Poland and Sweden. There is an additional pending application in Singapore, projected to expire in 2027, without accounting for any available patent term adjustments or extensions.

A second family covering VLP compositions and methods of use contains four U.S. patents projected to expire from 2027 to 2028, as well as two granted patents in each of Australia and China and a granted patent in each of Canada, Macau and Hong Kong, projected to expire from 2027 to 2028, in each case without accounting for any available patent term adjustments or extensions. There is an additional pending application in the U.S. and two in Singapore, projected to expire in 2028, in each case without accounting for any available patent term adjustments or extensions.

A third family covering VLP compositions and methods of use contains two U.S. patents projected to expire in 2029, as well as two granted patents in Republic of Korea and a granted patent in each of Australia, Canada, China, Macau, Europe, Hong Kong and Singapore, projected to expire in 2029, in each case without accounting for any available patent term adjustments or extensions. The European patent in this family was validated in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Spain, Sweden, Switzerland, Turkey and the United Kingdom. There is an additional pending application in each of China, Europe and Hong Kong, all projected to expire in 2029, in each case without accounting for any available patent term adjustments or extensions.

A fourth family covering VLP compositions and methods of use contains three US patents projected to expire in 2032, 1 allowed United States patent application, as well as two granted patents in Australia, Eurasia, Mexico, New Zealand, Philippines and South Africa and a granted patent in each of Canada, Chile, Europe, Georgia, Hong Kong, Israel, India, Republic of Korea, Morocco, Malaysia, Peru, Singapore, Tunisia, Ukraine and Vietnam, also projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions. The first European patent in this family was validated in Austria, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Italy, Netherlands, Poland and Sweden. The second European patent in this family was validated in Austria, Belgium, Czech Republic, Germany, Denmark, Spain, Finland, France, the United Kingdom, Ireland, Italy, Netherlands, Norway, Poland, Sweden Slovakia and Turkey. There are two additional pending applications in China and Dominican Republic and an additional pending application in each of Algeria, Brazil, Costa Rica, Ecuador, Egypt, Europe, Eurasia, Hong Kong, Philippines, Singapore, Thailand and Uzbekistan, all projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions.

A fifth family covering VLP compositions and methods of use contains a U.S. patent application projected to expire in 2039, without accounting for any available patent term adjustments or extensions. There is a pending application in each of Argentina, Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, Indonesia, Israel, India, Republic of Korea, Mexico, Malaysia, New Zealand, Singapore and Thailand, all projected to expire in 2039, in each case without accounting for any available patent term adjustments or extensions.

A sixth family covering VLP compositions and methods of use contains a U.S. patent application projected to expire in 2039, without accounting for any available patent term adjustments or extensions. There is an additional pending application in Europe, projected to expire in 2039, without accounting for any available patent term adjustments or extensions.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the USPTO during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or vaccine candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe, misappropriate or violate our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our licensed pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us or Takeda in the future will be commercially useful in protecting our products or the methods of use or manufacture of those products. Moreover, issued patents do not guarantee the right to practice our technology in relation to the commercialization of our products. Issued patents only allow us to block potential competitors from practicing the claimed inventions of the issued patents.

Further, patents and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing HIL-214 and any future vaccine candidates and practicing our proprietary technology, and any issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for HIL-214 and any future vaccine candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to HIL-214 and any future vaccine candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular vaccine candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to Hillevax, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information. For information regarding the risks related to intellectual property, see “Risk factors—Risks related to our intellectual property.”

Further, we have filed for three trademark applications in the United States for the HilleVax trademark and logo.

License agreement with Takeda

On July 2, 2021, we and Takeda entered into the Takeda License. Pursuant to the Takeda License, Takeda granted us: (a) an exclusive, royalty-bearing, sublicensable (with Takeda’s reasonable consent) license under (1) certain patents and know-how relating to HIL-214 (formerly TAK-214), and owned or controlled by Takeda during the term of the Takeda License and (2) Takeda’s rights in intellectual property jointly created by the parties under the Takeda License (the Joint Intellectual Property), in each case, to commercialize for all human uses worldwide outside of Japan (the Territory) any pharmaceutical products (the Products) containing the HIL-214 compounds and any derivatives thereof to prevent or minimize disease and/or infections caused by norovirus (the Compounds), and (b) a worldwide, non-exclusive, sublicensable (with Takeda’s reasonable consent) license under such patents and know-how to develop and manufacture the Compounds and Products solely to: (1) exploit the Compounds and Products in the Territory, (2) perform certain development activities in Japan, and (3) supply the Product to Takeda pursuant to any clinical supply or commercial supply agreement. We granted Takeda: (a) a non-exclusive, fully paid-up, royalty-free, sublicensable license under our rights in any patents and know-how and our rights in the Joint Intellectual Property that are necessary or useful to enable Takeda to develop and manufacture the Compounds and Products anywhere in the world for the purposes of commercialization of the Products in Japan, (b) an exclusive, royalty-bearing, sublicensable license under such patents and know-how to (1) commercialize Products in Japan and (2) commercialize Products for purposes other than for use in humans, and (c) an exclusive, sublicensable license to use Product trademarks solely for commercialization of a Product for human uses in Japan. Certain rights granted to us under the Takeda License are subject to rights granted by Takeda to the United States government pursuant to sponsored research, clinical development and material transfer agreements.

If, other than due to force majeure or our failure to perform our obligations under the Takeda License, Takeda fails to pursue regulatory or commercialization activities by specified deadlines, and does not dispute such failure or initiate such activities by a specified deadline, then the Territory may be expanded to include Japan (i.e., worldwide). During the term of the Takeda License, neither party is permitted to commercialize any vaccine product (other than the Product) that includes norovirus virus-like particles and is being developed for or is approved for the prevention or minimization of symptoms caused by norovirus infections without the other party’s prior written consent. We will be responsible, at our cost, for the development, manufacture and commercialization of the Product in the Territory. We are obligated to use commercially reasonable efforts to develop and commercialize the Product in the Territory, and to seek regulatory approval for the Product throughout the world.

We paid Takeda upfront consideration consisting of 840,500 shares of common stock and a warrant to purchase 5,883,500 shares of common stock (the Takeda Warrant). We further agreed that, in the event that Takeda’s fully-diluted ownership, including the Takeda Warrant, represents less a certain specified percentage of our fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the closing of our initial public offering (IPO), we would issue an additional warrant to purchase shares of common stock such that Takeda would hold a certain specified percentage of the fully-diluted capitalization immediately before the closing of the IPO (the Takeda Warrant Right). The Takeda Warrant was fully exercised in November 2022. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We also paid Takeda a cash payment of $2.5 million upon the consummation of our convertible promissory note financing in August 2021 and paid Takeda $2.5 million in March 2022 upon release of certain drug products and completion of certain regulatory activities. We are required to make to Takeda a one-time payment of $7.5 million upon achievement of a specified development milestone and one-time commercial milestone payments of up to $150.0 million in the aggregate if certain annual sales targets for Products are met in the Territory. We agreed to pay Takeda tiered high-single digit to low-teen percentage royalties on net sales of Products in the Territory, subject to specified offsets and reductions, and Takeda agreed to pay us tiered mid-single digit to low-double digit percentage royalties on net sales of Products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a Product-by-Product and country-by-country basis beginning on the first commercial sale of such Product in such country, until the later of (i) the expiration of the licensed patents covering the applicable Product, (ii) the expiration of regulatory exclusivity in such country, or (iii) 20 years following the first commercial sale of such Product in such country.

Absent early termination, the Takeda License expires on a country-by-country and Product-by-Product basis upon the expiration of the applicable royalty term with respect to each Product in each country, as applicable, or in its entirety upon the expiration of the royalty term with respect to the last Product commercialized in the last country. We may terminate the Takeda License in its entirety without cause upon six months’ prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents. Upon termination of the Takeda License, Takeda will have an exclusive, transferable, fully paid-up, royalty-free, sublicensable license under the patents and know-how we license to Takeda under the Takeda License and our rights in the Joint Intellectual Property to exploit the Product in the terminated countries.

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

Unless earlier terminated under its terms, the TSA will remain in effect until all transitional services are completed. We may terminate the provision of any or all services under the TSA upon certain written notice. We and Takeda may terminate the TSA in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the TSA for non-payment and, in certain circumstances, upon a change of control of our company.

Government regulation and product approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. biologics regulation

In the United States, biological products, or biologics, such as vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements (GLPs);
•
submission to the FDA of an IND, which must become effective before clinical trials may begin;
•
approval by an institutional review board (IRB) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;
•
preparation of and submission to the FDA of a biologics license application (BLA), after completion of all pivotal clinical trials and other necessary studies;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practice requirements (GCPs); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation and stability, as well as studies to evaluate the product candidate’s toxicity in animals, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations.

Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational biologic to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA.

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new biologic, sponsors are given opportunities to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the product candidate.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA submission and review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product candidate, or from a number of alternative sources, including studies initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the product candidate is safe, pure and potent for the proposed indication, and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once a BLA is approved, the FDA may withdraw such approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety, purity and potency after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A BLA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements up. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;

•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims that are in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and reference product exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other U.S. regulatory requirements

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of HIL-214 or any potential future vaccine candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for HIL-214 or any potential future vaccine candidates can be subject to challenge, reduction or denial by third-party payors.

Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered under either the Part B or Part D program depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and the amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Third-party payors may not consider HIL-214 or our potential future vaccine candidates to be medically necessary or cost-effective compared to other available therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval.

In some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the European Union (EU) pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU member states’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices and reimbursement levels of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the United States and prices generally tend to be significantly lower.

Healthcare reform

In the United States, there have been, and continues to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates, and similar healthcare laws and regulations exist in the EU and other jurisdictions. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the other healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price (AMP), beginning January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data privacy and security laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Preclinical studies and clinical trials

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

Preclinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Preclinical studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for preclinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH), guidelines on good clinical practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Certain countries outside of the United States, including the EU, have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. A CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to become applicable by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (MA). To obtain regulatory approval of an investigational biological product under EU regulatory systems, we must submit a marketing authorization application (MAA). The application used to file the BLA in the United States is similar to that required in the

EU, with the exception of, among other things, country specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the European Medicines Agency’s (EMA) Committee for Human Medicinal Products (CHMP) which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

National MAs, which are issued by the competent authorities of the EU member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. Innovative medicines fulfilling a medical need may also benefit from different types of fast track approvals, such as a conditional MA or a MA under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

Classical MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the

EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Foreign post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Human Capital Resources

As of December 31, 2022, we had 62 full-time employees. Of these employees, 18 hold a M.D. or Ph.D. degree, and 39 were engaged in research and development. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were originally founded as a Delaware corporation on March 25, 2020 under the name MokshaCo, Inc. On February 8, 2021, we changed our name to HilleVax, Inc. and merged with North Bridge V, Inc. and YamadaCo III, Inc., each of which were Delaware corporations, with HilleVax, Inc. as the surviving entity. Our principal executive offices are located at 75 State Street, Suite 100 - #9995, Boston, Massachusetts 02109, and our telephone number is (617) 213-5054.

Available Information

Our website address is www.hillevax.com, and our investor relations website is located at www.ir.hillevax.com. We will make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business, future prospects, operations and financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Summary of Risks Related to Our Business

The risk factors included below are a summary of the principal risk factors associated with an investment in us. The summary below does not contain all of the risks we face. You should carefully consider this summary, together with the more detailed discussion of these risks and uncertainties in the following section.

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
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our onging and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, and we have no products approved for clinical commercial sale. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, and preparing for our ongoing and planned clinical trials of HIL-214. We have not yet submitted an IND or its equivalent to the applicable regulatory agencies or completed any clinical trials, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, obtained regulatory approvals, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they would be if we had a history of successfully developing and commercializing vaccines.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. If our ongoing and planned clinical trials are successful, we will also need to transition from a company with a research focus to a company capable of successfully executing drug development activities and supporting commercial operations. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations and prospects will be significantly harmed.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If HIL-214 is not successfully developed, approved and commercialized, we may never generate any revenue. Our net losses were $159.8 million and $102.4 million for the years ended December 31, 2022 and 2021, respectively. We have financed our operations to date through the issuance of convertible promissory notes and the proceeds from our IPO. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, HIL-214 and from general and administrative costs associated with our operations. HIL-214 and any future vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize HIL-214 and seek to identify, assess, acquire, in-license intellectual property related to or develop additional vaccine candidates.

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

The development of vaccine candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for HIL-214 and potentially seek regulatory approval for HIL-214 and any future vaccine candidates we may develop. In addition, if we are able to progress HIL-214 through development and commercialization, we will be required to make milestone and royalty payments to Takeda, from which we have in-licensed certain patents and know-how related to HIL-214 globally, other than in Japan, pursuant to the license agreement we entered into with Takeda on July 2, 2021 (the Takeda License). If we obtain regulatory approval for HIL-214 or any future vaccine candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reliably estimate the actual amounts necessary to successfully complete the development and commercialization of HIL-214 or any future vaccine candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We do not have any committed external source of funds.

Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and need to seek additional funds sooner than planned. Our existing cash and cash equivalents will not be sufficient to complete development of HIL-214, or any future vaccine candidate, and we will require substantial capital in order to advance HIL-214 and any future vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, results, costs and timing of, our ongoing and planned clinical trials of HIL-214 and preclinical studies or clinical trials of other potential vaccine candidates we may choose to pursue in the future, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for HIL-214, or any future vaccine candidates, and placebo to be used in our trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of HIL-214 or any future vaccine candidates;
•
any delays and cost increases that may result from the COVID-19 pandemic or epidemic diseases, including any associated supply chain disruption and staffing shortages;
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

Conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize HIL-214 and any future vaccine candidates. If approved, HIL-214 and any future vaccine candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of HIL-214, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

We currently only have one vaccine candidate, HIL-214, the intellectual property for which we have in-licensed from Takeda and which is in Phase 2 clinical development. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize HIL-214 in a timely manner. This may make an investment in our company riskier than similar companies that have multiple vaccine candidates in active development that may be able to better sustain the delay or failure of a lead vaccine candidate. In addition, our assumptions about HIL-214’s development potential are based in large part on the data generated from preclinical studies and clinical trials conducted by Takeda and Ligocyte and we may observe materially and adversely different results as we conduct our ongoing and planned clinical trials. The success of HIL-214 will depend on several factors, including the following:

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of such vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while HIL-214 has been studied by Takeda in an extensive clinical program that included nine clinical trials, we do not know how HIL-214 will perform in our ongoing and planned clinical trials, whether due to design differences, subject population or otherwise, including our use of a different manufacturing process to produce clinical material than that used in these prior trials. For these reasons and others, it is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses. Further, since there are no reliable animal models to norovirus infection, we may have to complete additional human challenge studies, which have been used to understand viral activity and possible immune correlates that prevent infection, making trials costlier than animal-based studies.

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

As a result, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of HIL-214 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

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
•
manufacturing sufficient quantities of HIL-214 and placebo for use in clinical trials, which could be materially impacted by the COVID-19 outbreaks, supply chain disruption or other issues;

•
Expiration of the shelf life of clinical material for use in clinical trials prior to the enrollment of any of our clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the COVID-19 pandemic or an outbreak of another highly infectious or contagious disease;
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

Further, conducting clinical trials in foreign countries, as we are and plan to do for HIL-214 and may do for future vaccine candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the subject population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the ability to co-administer a vaccine candidate with other vaccines, the risk that enrolled subjects will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages and risks of the vaccine candidate being studied in relation to other available vaccines or therapies, including any new products that may be approved for the indications we are investigating as well as any vaccine candidates under development.

Specifically for our planned Phase 3 trial of HIL-214, the convenience of potentially co-administrating HIL-214 with other pediatric vaccines may be an important factor in timely enrolling subjects into the trial. We plan to conduct a Phase 2 trial to evaluate the immune response to routine pediatric vaccinations when co-administered with HIL-214 or placebo. This trial is intended to gather data to help support potential co-administration in our planned Phase 3 trial. An inability to co-administer HIL-214 in our planned Phase 3 trial may negatively affect enrollment.

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

As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with HIL-214 or any future vaccine candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects. Vaccine-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects caused by our vaccine candidates when used alone or in combination with approved drugs, biologics or vaccines could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Any of these occurrences could severely harm our business, prospects, operating results and financial condition.

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

In addition to our ongoing Phase 2b clinical trial in infants and planned Phase 3 clinical trials, we will need to conduct co-administration trials with other vaccines as required to fit into a pediatric vaccination schedule, as well as other required pediatric trials. It is possible that as we test HIL-214 or any future vaccine candidates in larger, longer and more extensive clinical trials, or if the use of these vaccine candidates becomes more widespread following regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of HIL-214 in any trials that may be conducted by Takeda, such issues may adversely affect the development potential of HIL-214 or result in regulatory authorities restricting our ability to develop HIL-214.

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

Our projections of both the number of people who have a norovirus infection, as well as the subset of people with genotypes who have the potential to benefit from treatment with HIL-214 and any future vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for the noroviruses we aim to address with HIL-214 and any future vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes are based on our current estimates for rates of infection for the specific norovirus targeted by HIL-214, and such rates and estimates may be affected by the COVID-19 pandemic and resulting changes in social interactions and behaviors. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, the time required to evaluate trial endpoints in these subjects and the overall time to complete the trial, may result in us having to repeat a clinical trial, or could impact the likelihood of success of our clinical development.

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

As vaccine candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, the manufacturing process being used to produce clinical material for our ongoing and planned clinical trials is different than that used in prior trials of HIL-214. These changes and any future changes we may make to HIL-214 or any future vaccine candidates may cause such candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. Such changes or negative trial results could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential marketing approval and jeopardize our ability to commercialize HIL-214 or any future vaccine candidates, if approved, and generate revenue.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. In addition, regulatory agencies such as the FDA and EMA slowed down the review of non-COVID vaccine-related efforts since 2020 in order to handle the workload and priority needed for review of COVID-related vaccines. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We depend on third parties to conduct our preclinical studies and clinical trials for HIL-214 and any future vaccine candidates. Specifically, we rely on, and will continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for HIL-214 and any future vaccine candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Furthermore, our clinical trials must be conducted with vaccine candidates and placebo produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials or recall batches of our vaccine candidate or placebo, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. Pursuant to the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda for the supply of HIL-214 for our Phase 2b clinical trial in infants. We also rely, and expect to continue to rely, on additional third-party manufacturers for the manufacture of HIL-214, placebo, critical reagents and related raw materials for clinical development, as well as for commercial manufacture if HIL-214 or any future vaccine candidates receives marketing approval. The facilities used by third-party manufacturers to manufacture HIL-214 must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. In addition, we have no control over the ability of third-party manufacturers to procure raw material supplies and maintain adequate quality control, quality assurance and qualified personnel. Furthermore, the process of manufacturing biologics is complex and highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business. Further, our clinical supply of HIL-214 and placebo for use in future clinical trials has a shelf life that may expire prior to the full enrollment of our ongoing and planned clinical trials causing similar delays or other supply disruptions. Any performance failure on the part of our third-party manufacturers could delay clinical development or marketing approval of HIL-214, and may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.

In addition, we do not have any long-term commitments or long-term supply agreements with any third-party manufacturers. We may be unable to establish any supply agreements with additional third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of HIL-214 or such quantities at an acceptable cost. Even if we are able to establish long-term agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Because we currently rely on third parties to manufacture HIL-214 and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic).

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

As of December 31, 2022, we had 62 full-time employees, including 39 employees engaged in research and development. As we continue development and pursue the potential commercialization of HIL-214 and any future vaccine candidates, as well as transition to functioning as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. In addition, we may need to expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. Our future financial performance and our ability to develop and commercialize HIL-214 and any future vaccine candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.

On April 18, 2022, we entered into a Loan and Security Agreement (Loan Agreement) with Hercules Capital, Inc., as administrative and collateral agent, and the lenders party thereto, providing for term loans of up to $75.0 million in the aggregate (collectively, Term Loans). We borrowed $5.0 million on April 18, 2022 and an additional $10.0 million on December 15, 2022. We have the right to borrow an additional $60.0 million in the aggregate subject to the achievement of certain specified financing and clinical development milestones (as described in the section titled “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Term Loan Facility”) and no event of default having occurred and be continuing. All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, including intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, the lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians, as defined by statute, and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. At the federal level, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We face an inherent risk of product liability as a result of the ongoing and planned clinical trials of HIL-214 and any future vaccine candidates and will face an even greater risk if we commercialize such vaccine candidates. For example, we may be sued if HIL-214 or any future vaccine candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the vaccine candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, vaccine recipients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

We and our service providers may be subject to a variety of data privacy and security laws, regulations, standards, and contractual obligations, which could increase compliance costs, and our actual or perceived failure to comply could subject us to potentially significant liability, fines or penalties and otherwise harm our business.

We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and patient health information, in connection with our preclinical studies and clinical trials, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) passed in California and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions of the CPRA went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the General Data Protection Regulation (GDPR) imposes stringent requirements regarding the collection, use, disclosure, storage, transfer or other processing of personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The GDPR increases scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme, and imposed further restrictions on the use of standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, following the withdrawal of the United Kingdom from the European Union and the EEA and the end of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our information technology systems, or those of any of our service providers, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. These attacks can present meaningful risks to our operations, data and commercial information. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any security breach or other incident, whether actual or perceived, were to occur, it could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture HIL-214, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of HIL-214 or any future vaccine candidate could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

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

The COVID-19 worldwide pandemic presented, and may continue to present, substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions took actions in an effort to slow the spread of COVID-19 and variants of the virus, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. To date we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 or other disease outbreaks could have on our business in the future, particularly as we advance HIL-214 through clinical development, the spread of COVID-19 and the potential measures taken by the governmental authorities, and any future epidemic disease outbreaks, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for HIL-214 for use in our clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, result in a decrease in the incidence of norovirus infection among trial subjects delaying any evaluation of the endpoints in our clinical trials of HIL-214 and the ultimate completion of such trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and any future epidemic disease outbreak could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have, and any future epidemic disease outbreak may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, including the identification of new variants, and the actions to contain its impact.

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

Risks Related to Our Common Stock

An active, liquid and orderly market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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
•
general economic, industry and market conditions, including inflation and increases and decreases in interest rates and financial institution instability, many of which are beyond our control;
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

As of March 1, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO . However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our IPO or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income (subject to limitations), if any, until such unused losses expire (if at all). As of December 31, 2022, we had net operating loss (NOL) carryforwards of $29.4 million for federal income tax purposes and $12.4 million for state income tax purposes. Our state NOL carryforwards begin to expire in various amounts in 2041. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years.

In addition, our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service (IRS) and state tax authorities. Furthermore, in general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease space for our principal offices and laboratory in Boston, Massachusetts pursuant to a written lease for approximately 32,000 square feet. The current term of our lease expires in December 2032. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HLVX.”

Holders of Common Stock

As of March 1, 2023, there were 39,252,128 shares of common stock issued and held by approximately 50 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities

All unregistered securities issued and sold during the year ended December 31, 2022 are disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus dated April 28, 2022 filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2022. As of

December 31, 2022, we estimate that we have used approximately $50.9 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

Issuer Repurchases of Equity Securities.

The following table summarizes the repurchases of our common stock during the year ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - March 31, 2022	—	—	—	—
April 1, 2022 - June 30, 2022	—	—	—	—
July 1, 2022 - September 30, 2022	81,949	$0.0001	—	—
October 1, 2022 - December 31, 2022	—	—	—	—
Total	81,949	$0.0001	—	—

(1) In July 2022, we repurchased 36,562 shares of our common stock at par value for an aggregate purchase price of $3.66. In August 2022, we repurchased 45,387 shares of our common stock at par value for an aggregate purchase price of $4.54.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data in the second half of 2023. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness and will help grow HilleVax into a leading global vaccines company.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in our initial public offering (IPO) which closed in May 2022. As of December 31, 2022, we had cash and cash equivalents of $279.4 million. From inception to December 31, 2022, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes and, on May 3, 2022, we completed our IPO, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the years ended December 31, 2022 and 2021 were $159.8 million and $102.4 million, respectively. As of December 31, 2022, we had an accumulated deficit of $265.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

We paid Takeda upfront consideration consisting of 840,500 shares of our common stock and a warrant to purchase 5,883,500 shares of our common stock (the Takeda Warrant). We further agreed that, in the event that Takeda’s fully-diluted ownership, including the Takeda Warrant, represents less than a certain specified percentage of our fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO, we would issue an additional warrant to purchase shares of common stock such that Takeda would hold a certain specified percentage of the fully-diluted capitalization immediately before the closing of our IPO (the Takeda Warrant Right). The Takeda Warrant was fully exercised in November 2022. The Takeda Warrant Right expired in connection with our IPO and no additional warrant was issued. We also paid Takeda $2.5 million in cash upon the consummation of our convertible note financing in August 2021 and paid Takeda $2.5 million in March 2022 upon release of certain drug products and completion of certain regulatory activities. We are required to make to Takeda a one-time payment of $7.5 million upon achievement of a specified development milestone and commercial milestone payments of up to $150.0 million in the aggregate if certain annual sales targets for HIL-214 products are met in the Territory. We agreed to pay Takeda tiered high-single digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions, and Takeda agreed to pay us tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis beginning on the first commercial sale of such product in such country, until the later of (i) the expiration of the licensed patents covering the applicable product, (ii) the expiration of regulatory exclusivity in such country, or (iii) 20 years following the first commercial sale of such product in such country.

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the years ended December 31, 2022 and 2021, we incurred $2.4 million and $4.9 million, respectively, of research and development expenses for Takeda’s services.

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to the COVID-19 pandemic or other disease outbreaks; and

•
the safety, purity, potency, immunogenicity and efficacy of the vaccine candidate.

In-Process Research and Development

In-process research and development expenses for the year ended December 31, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use. In-process research and development expenses for the year ended December 31, 2021 relate to the Takeda License, and include the $37.7 million purchase price of the acquired research and development assets. The purchase price of the Takeda License consisted of the following: (i) $2.5 million in cash; (ii) issuance to Takeda of 840,500 shares of our common stock at a fair value of $4.4 million; (iii) issuance of the Takeda Warrant at an initial fair value of $30.5 million; (iv) issuance of the Takeda Warrant Right, with an initial fair value of $34,000; and (v) $0.3 million of transaction costs incurred by us.

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

Change in Fair Value of Warrant Liabilities

In connection with the Takeda License, we issued the Takeda Warrant and Takeda Warrant Right (together, the Takeda Warrants). The Takeda Warrants were accounted for as liabilities until they met all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to our own stock. Prior to our IPO, we adjusted the carrying value of the Takeda Warrants to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the consolidated statements of operations. The Takeda Warrant, which became exercisable upon our IPO, was for the purchase of 5,883,500 shares of our common stock at an exercise price of $0.0000595 per share and was fully exercised in November 2022. As a result of increasing our authorized shares of common stock in the second quarter of 2022, the Takeda Warrant met the requirements to be equity classified, and we reclassified the fair value of the Takeda Warrant to stockholders' equity. The Takeda Warrant Right expired upon the closing of our IPO without effect to the financial statements since no fair value was allocated to it at that time. Prior to the reclassification to stockholders' equity, the fair value of the Takeda Warrants was derived from the model used to estimate the fair value of our common stock and, upon reclassification, the fair value was based on our IPO price.

Change in Fair Value of Convertible Promissory Notes

We issued convertible promissory notes in 2019, 2020 and 2021 for which we elected the fair value option. We adjusted the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with any change in fair value of the convertible promissory notes recorded as an increase or decrease to change in fair value of convertible promissory notes in our consolidated statements of operations. All outstanding convertible promissory notes and related accrued interest converted into shares of our common stock immediately prior to the closing of our IPO.

Prior to our IPO, the fair value of our convertible promissory notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transactions and dissolution scenarios. The conversion date fair value of the convertible promissory notes was reclassified to stockholders' equity using our publicly traded closing price on the date the convertible promissory notes were converted to common stock.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$45,908	$10,014	$35,894
In-process research and development	2,500	37,656	(35,156)
General and administrative	16,705	5,756	10,949
Total operating expenses	65,113	53,426	11,687
Loss from operations	(65,113)	(53,426)	(11,687)
Other income (expense):
Interest income	$3,875	—	3,875
Interest expense	(3,414)	(2,844)	(570)
Change in fair value of convertible promissory notes	(51,469)	(20,204)	(31,265)
Change in fair value of warrant liabilities	(43,575)	(25,911)	(17,664)
Other income (expense)	(113)	(23)	(90)
Total other income (expense)	(94,696)	(48,982)	(45,714)
Net loss	$(159,809)	$(102,408)	$(57,401)

Research and development expenses. Research and development expenses were $45.9 million and $10.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $35.9 million primarily consisted of $22.7 million of clinical development expenses for HIL-214, largely driven by the commencement of the NEST-IN1 study in 2022, $10.6 million of personnel-related expenses, including $1.7 million of stock-based compensation expense, primarily due to increased headcount, $1.7 million of facility and related expenses, primarily related to our new operating lease which commenced in April 2022, and $0.9 million of other expenses.

In-process research and development expenses. We had $2.5 million and $37.7 million of in-process research and development expenses for the years ended December 31, 2022 and 2021, respectively, related to the Takeda License, which was entered into in 2021.

General and administrative expenses. General and administrative expenses were $16.7 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively. The increase of $10.9 million primarily consisted of $4.9 million of personnel-related expenses, including $1.3 million of stock-based compensation expense, primarily due to increased headcount, $3.9 million in professional services expenses, primarily due to D&O insurance and clinical trial insurance as well as accounting, audit, tax, valuation and other services incurred as we began operating as a public company, $1.2 million of facility and related expenses, primarily due to our new operating lease which commenced in April 2022, and $0.9 million of other expenses.

Other income (expense). Other expense of $94.7 million for the year ended December 31, 2022 primarily consisted of $51.5 million of other expense related to the increase in fair value of our convertible promissory notes, $43.6 million of other expense related to the increase in fair value of the Takeda Warrant, $3.4 million of interest expense on our outstanding convertible promissory notes and term loan facility, offset by $3.9 million of interest income on our cash and cash equivalents. Other expense of $49.0 million for the year ended December 31, 2021 consisted of $25.9 million of other expense related to the increase in the fair value of warrant liabilities, $20.2 million of other expense related to the increase in the fair value of our convertible promissory notes and $2.9 million of interest expense on our outstanding convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO and borrowings under our term loan facility. As of December 31, 2022, we had cash and cash equivalents of $279.4 million.

Term Loan Facility

On April 18, 2022, we entered into a Loan and Security Agreement (Loan Agreement) with Hercules Capital, Inc. (Hercules), as administrative and collateral agent, and the lenders party thereto, providing for term loans (Term Loans) of up to $75.0 million in the aggregate. As of December 31, 2022, our borrowings consisted of $15.0 million and we have the right to borrow up to an additional $15.0 million through June 30, 2023 (collectively, Term Loan 1). We also have the right to borrow up to $20.0 million through June 30, 2023 (Term Loan 2). In addition, we have the right to borrow up to $25.0 million through March 31, 2024 (Term Loan 3), provided that on or prior to March 31, 2023, (i) we have announced that our planned Phase 2b clinical trial evaluating the safety, immunogenicity, and efficacy of HIL-214 in infants (HIL-214 Vaccine Trial) will continue without material adverse modification after completion of our planned interim safety and immunogenicity analysis on the first 200 evaluable subjects in the HIL-214 Vaccine Trial and (ii) we have announced the completion of subject enrollment for the HIL-214 Vaccine Trial, which shall involve the enrollment of approximately 3,000 or more subjects. All Term Loans are subject to a minimum draw amount of $5.0 million and no event of default having occurred and be continuing. The borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property and certain other assets.

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2022), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) we have reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, we support the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of December 31, 2022, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $15.1 million. As of December 31, 2022, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $22.3 million, with $0.9 million payable for the year ending December 31, 2023. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

Convertible Promissory Note Financings

From inception to July 2021, we issued an aggregate of $8.5 million of convertible promissory notes to Frazier (the Frazier Notes), bearing interest at per annum rates ranging from 0.12% to 2.52%. In August 2021, these notes and related accrued interest were exchanged for the August 2021 Notes described below.

On August 31, 2021, we entered into a note purchase agreement under which we issued $139.5 million of unsecured convertible promissory notes (the August 2021 Notes). Of the August 2021 Notes, $103.8 million were issued to new investors, $25.0 million were issued to Frazier for cash and $10.7 million were issued to Frazier in exchange for the then outstanding principal and accrued interest on the Frazier Notes. The August 2021 Notes bore interest at a rate of 6% per annum, compounded annually. The August 2021 Notes automatically converted into 10,672,138 shares of our common stock immediately prior to the completion of our IPO.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In particular, we expect that our existing cash and cash equivalents will allow us to complete enrollment and dosing in, and report top-line safety and clinical efficacy data for, our Phase 2b NEST-IN1 study and technical transfer and manufacturing readiness for producing clinical trial supply for a Phase 3 study. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing vaccine candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
any delays and cost increases that may result from the COVID-19 pandemic or other disease outbreak;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(61,989)	$(7,295)
Investing activities	(6,514)	(2,808)
Financing activities	224,969	134,212
Net increase in cash, cash equivalents and restricted cash	$156,466	$124,109

Operating Activities

Net cash used in operating activities of $62.0 million for the year ended December 31, 2022 was primarily due to our net loss of $159.8 million and a net change of $5.4 million in our operating assets and liabilities, partially offset by $103.2 million of noncash charges primarily related to the $51.5 million change in fair value of the August 2021 Notes, the $43.6 million change in fair value of the Takeda Warrants, $2.3 million related to non-cash lease costs, $2.5 million related to acquired in-process research and development, $3.0 million of stock-based compensation, $0.3 million related to amortization of debt discount and $0.1 million related to issuance of PIK interest debt. The net change in operating assets and liabilities was primarily due to an $11.1 million decrease in prepaid expenses and other current assets, offset by a $3.0 million increase in accounts payable and accrued expenses in support of the growth in our operating activities and a $2.9 million increase in accrued interest on our convertible promissory notes.

Net cash used in operating activities of $7.3 million for the year ended December 31, 2021 was primarily due to our net loss of $102.4 million, adjusted by $83.8 million of noncash charges and a $11.3 million net change in operating assets and liabilities. Noncash charges consisted of our in-process research and development charges of $37.7 million related to the Takeda License, $25.9 million related to the change in fair value of warrant liabilities and $20.2 million related to the change in fair value of convertible promissory notes. The net change in operating assets and liabilities primarily related to an $8.5 million increase in accounts payable and accrued expenses in support of the growth in our operating activities and a $2.8 million increase in accrued interest on our convertible promissory notes.

Investing Activities

Net cash used in investing activities of $6.5 million for the year ended December 31, 2022 was primarily due to $2.5 million of cash paid for purchased in-process research and development and $4.0 million of purchases of property and equipment.

Net cash used in investing activities of $2.8 million for the year ended December 31, 2021 was primarily due to the $2.8 million of cash we paid, including transaction costs, to acquire the Takeda License and payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities of $225.0 million for the year ended December 31, 2022 was primarily due to $210.3 million of net proceeds from our IPO and $14.7 million of net proceeds from borrowings under our term loan facility.

Net cash provided by financing activities of $134.2 million for the year ended December 31, 2021 was primarily due to $135.0 million of proceeds from our issuance of convertible promissory notes, offset by our payment of $0.8 million of costs related to our IPO.

Contractual Obligations and Commitments

In March 2022, we entered into an operating lease for office and laboratory space located in Boston, Massachusetts (the Boston Lease). The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by us, and an option for us to extend the lease for a period of five years. Under the terms of the Boston Lease, we provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million. In addition, we have a minor operating lease for a facility in Switzerland. As of December 31, 2022, future minimum operating lease payments were approximately $39.5 million, with $3.5 million of payments for the year ending December 31, 2023. See Note 5 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding this operating lease agreement.

In April 2022, we borrowed $5.0 million at the inception of the Loan Agreement and in December 2022, we borrowed an additional $10.0 million. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding the Loan Agreement.

Under the Takeda License, we have milestone payment obligations that are contingent upon the achievement of certain development milestones and specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In addition, we have payment obligations under the TSA. See above and Note 7 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding the Takeda License and TSA.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development and contract manufacturing services on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

In-process research and development

We evaluate whether acquired intangible assets are a business under applicable accounting standards. Additionally, we evaluate whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use, such as the Takeda License, are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date.

Fair value of warrant liabilities and convertible promissory notes

As described above, prior to our IPO, our warrant liabilities and convertible promissory notes were revalued at each reporting period with changes in the fair value of the liabilities recorded as a component of other income (expense) in the consolidated statements of operations. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for information concerning certain of the specific assumptions we used in determining the fair value of our warrant liabilities and convertible promissory notes. There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If we had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of our warrant liabilities and convertible promissory notes, and our net loss and net loss per common share could have been significantly different.

Stock-based compensation expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards, primarily consisting of stock options and employee stock purchase rights, recognized on a straight-line basis over the requisite service period for stock options and over the respective offering period for employee stock purchase plan rights, with forfeitures recognized as they occur. Since all equity awards from inception to July 1, 2021 were issued prior to us obtaining the Takeda License on July 2, 2021, we have not recognized any material amount of stock-based compensation and do not have any material amounts of unrecognized stock-based compensation related to those awards.

We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2022 and 2021.

Common stock valuations

Prior to obtaining the Takeda License in July 2021, the fair value of our common stock was nominal because we were not sufficiently capitalized and held no assets that could be used to generate future revenues. Subsequent to obtaining the Takeda License and prior to our IPO, we estimated the fair value of our common stock taking into account input from independent third-party valuation specialists using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the Practice Aid).

Following the completion of our IPO, the fair value of our common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

JOBS Act and Smaller Reporting Company

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HilleVax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HilleVax, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 17, 2023

HilleVax, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$279,401	$124,566
Prepaid expenses and other current assets	11,212	141
Total current assets	290,613	124,707
Property and equipment, net	5,586	42
Operating lease right-of-use assets	19,359	189
Restricted cash	1,631	—
Other assets	22	2,221
Total assets	$317,211	$127,159
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes related party amounts of $141 and $22, respectively)	$4,744	$1,024
Accrued expenses (includes related party amounts of $140 and $4,911, respectively)	8,210	9,164
Accrued interest (includes related party amounts of $0 and $723, respectively)	55	2,821
Convertible promissory notes payable at fair value (includes related party amounts of $0 and $40,580, respectively)	—	158,276
Current portion of operating lease liability	37	32
Warrant liabilities - related party	—	56,445
Total current liabilities	13,046	227,762
Operating lease liability, net of current portion	21,569	153
Long-term debt, net of debt discount	14,792	—
Other long-term liabilities	575	1
Total liabilities	49,982	227,916
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 and 0 at December 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 and 50,000,000 at December 31, 2022 and December 31, 2021, respectively; issued shares—39,240,746 and 9,225,321 at December 31, 2022 and December 31, 2021, respectively; outstanding shares—37,656,037 and 6,599,886 at December 31, 2022 and December 31, 2021, respectively	4	1
Additional paid-in capital	532,499	4,426
Accumulated other comprehensive loss	(281)	—
Accumulated deficit	(264,993)	(105,184)
Total stockholders’ equity (deficit)	267,229	(100,757)
Total liabilities and stockholders’ equity (deficit)	$317,211	$127,159

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $2,426 and $4,926, respectively)	$45,908	$10,014
In-process research and development - related party	2,500	37,656
General and administrative (includes related party amounts of $40 and $619, respectively)	16,705	5,756
Total operating expenses	65,113	53,426
Loss from operations	(65,113)	(53,426)
Other income (expense):
Interest income	3,875	—
Interest expense (includes related party amounts of $(717) and $(740), respectively)	(3,414)	(2,844)
Change in fair value of convertible promissory notes (includes related party amounts of $(13,196) and $(6,258), respectively)	(51,469)	(20,204)
Change in fair value of warrant liabilities - related party	(43,575)	(25,911)
Other income (expense)	(113)	(23)
Total other income (expense)	(94,696)	(48,982)
Net loss	$(159,809)	$(102,408)
Other comprehensive loss:
Pension and other postemployment benefits	(281)	—
Total comprehensive loss	$(160,090)	$(102,408)
Net loss per share, basic and diluted	$(5.89)	$(18.22)
Weighted-average shares of common stock outstanding, basic and diluted	27,147,314	5,619,182

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	4,759,968	$—	$3	$—	$(2,776)	$(2,773)
Issuance of common stock	1,606,815	1	—	—	—	1
Issuance of common stock in connection with license agreement	840,500	—	4,357	—	—	4,357
Vesting restrictions placed on previously issued and outstanding common stock	(2,332,386)	—	(1)	—	—	(1)
Vesting of restricted shares	1,724,989	—	—	—	—	—
Stock—based compensation	—	—	67	—	—	67
Net loss	—	—	—	—	(102,408)	(102,408)
Balance at December 31, 2021	6,599,886	1	4,426	—	(105,184)	(100,757)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	—	100,020
Exercise of Takeda Warrant	5,883,500	1	—	—	—	1
Vesting of restricted shares	958,777	—	—	—	—	—
Stock—based compensation	—	—	3,003	—	—	3,003
Issuance of common stock under stock purchase plan	11,986	—	173	—	—	173
Pension and other postemployment benefits	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	(159,809)	(159,809)
Balance at December 31, 2022	37,656,037	$4	$532,499	$(281)	$(264,993)	$267,229

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(159,809)	$(102,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	3
Stock-based compensation	3,003	67
Change in fair value of convertible promissory notes (includes related party amounts of $13,196 and $6,258, respectively)	51,469	20,204
Change in fair value of warrant liabilities - related party	43,575	25,911
Non-cash lease costs	2,251	(4)
Amortization of debt discount	292	—
Issuance of PIK interest debt	87	—
Acquired in-process research and development - related party	2,500	37,656
Loss on disposal of property and equipment	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $0 and $48, respectively)	(11,071)	(116)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(4,652) and $4,803, respectively)	2,819	8,548
Accrued interest (includes related party amounts of $717 and $746, respectively)	2,852	2,844
Net cash used in operating activities	(61,989)	(7,295)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(2,500)	(2,763)
Purchases of property and equipment	(4,014)	(45)
Net cash used in investing activities	(6,514)	(2,808)
Cash flows from financing activities
Proceeds from issuance of common stock	—	1
Proceeds from issuance of common stock in initial public offering	230,006	—
Payment of initial public offering costs	(19,702)	(789)
Proceeds from issuance of long-term debt, net of issuance costs	14,665	—
Proceeds from issuance of convertible promissory notes	—	135,000
Net cash provided by financing activities	224,969	134,212
Net increase in cash, cash equivalents and restricted cash	156,466	124,109
Cash, cash equivalents and restricted cash—beginning of period	124,566	457
Cash, cash equivalents and restricted cash—end of period	$281,032	$124,566
Supplemental disclosure of cash flow information
Cash paid for interest	$193	$—
Supplemental disclosure of noncash investing and financing activities
Accrued interest exchanged for convertible promissory notes	$—	$47
Operating lease	$20,317	$180
Issuance of Takeda Warrants in connection with Takeda License	$—	$30,534
Issuance of common stock in connection with Takeda License	$—	$4,357
Unpaid initial public offering costs	$—	$1,409
Unpaid property and equipment purchases	$1,573	$—
Conversion of convertible promissory notes and interest into common stock	$215,364	$—
Conversion of warrant liability into equity	$100,020	$—
Accreted final interest payment fees	$252	$—
Settlement of ESPP liability in common stock	$173	$—

See accompanying notes.

HilleVax, Inc.

Notes to Consolidated Financial Statements

1. Organization

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

Initial Public Offering

On May 3, 2022, the Company completed its initial public offering ("IPO") whereby it sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million (see Note 9).

Liquidity and Capital Resources

From inception to December 31, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to December 31, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in its IPO which closed in May 2022.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2). Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company, North Bridge V and YamadaCo III were entities under the common control of Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) as a result of, among others, Frazier’s: (i) ownership of a majority of the outstanding capital stock of each of the companies, (ii) financing of each of the companies, (iii) control of board of directors of each of the companies, and (iv) management of each of the companies. As the merged entities were under common control, the financial statements prior to the Merger report the financial position, results of operations and cash flows of these merged companies. The financial statements also include, subsequent to its formation in May 2021, the accounts of HilleVax GmbH, a wholly-owned subsidiary formed in Zurich, Switzerland. The functional currency of both the Company and HilleVax GmbH is the U.S. dollar. The Company’s assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the consolidated statements of operations and were not material for the periods presented. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s unaudited consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s unaudited consolidated financial statements relate to accruals for research and development expenses, and the valuation of convertible promissory notes, warrant liabilities and various other equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued through May 2022, when the convertible promissory notes converted into equity in connection with the Company's IPO. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred.

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

Restricted Cash

Restricted cash consists of a money market account securing a standby letter of credit issued in connection with the Company’s Boston Lease (as defined and described in Note 5).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses through December 31, 2022.

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

Benefit plans

The Company has established a defined contribution savings plan for its employees in the United States under Section 401(k) of the Internal Revenue Code, and a defined benefits plan for its employees outside of the United States.

The defined benefits plan is valued by an independent actuary using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increase, and pension adjustments. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. This plan is recognized under ASC 715, Compensation - Retirement Benefits.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Any accrued interest and penalties are included within the related tax liability in the consolidated balance sheets. The Company did not recognize any interest or penalties during the periods presented.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the year ended December 31, 2022, comprehensive loss included gains and losses on the Company's pension benefit obligation. For the year ended December 31, 2021, the Company’s comprehensive loss was the same as its reported net loss.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included 5,883,500 shares of common stock under the Takeda Warrant, prior to exercise, in the calculation of basic weighted-average common shares outstanding from the time the Takeda Warrant became exercisable upon the Company’s IPO because the Takeda Warrant is exercisable for minimal consideration. The Company has excluded weighted-average unvested shares of 2,080,038 shares and 2,694,011 shares from the basic weighted-average number of common shares outstanding for the years ended December 31, 2022 and 2021, respectively. See Note 9 for further information regarding these share restrictions. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, contingently issuable shares under the Company's employee stock purchase plan, and common stock warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2022	2021
Common stock options	2,111,989	—
Common stock warrants	—	5,883,500
Unvested common stock	1,584,709	2,625,435
ESPP shares	4,420	—
Total potentially dilutive shares	3,701,118	8,508,935

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's consolidated financial statements as well as material updates to previous assessments, if any. Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents and restricted cash, classified within the Level 1 designation discussed in Note 2, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. Warrant liabilities and convertible promissory notes were recorded at fair value on a recurring basis until they converted to equity in connection with the Company's IPO which closed in May 2022.

The following tables present information about the Company's liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
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

The warrant liabilities consisted of an issued and outstanding common stock warrant (the “Takeda Warrant”) and a right to receive an additional common stock warrant (the “Takeda Warrant Right”, and together with the Takeda Warrant, the “Takeda Warrants”) issued to Takeda Vaccines, Inc. (“Takeda”) in connection with a July 2021 license agreement. The Takeda Warrants were accounted for as liabilities at fair value as they did not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to the Company’s own stock. As a result of the Company increasing its authorized shares of common stock (see Note 9) in the second quarter of 2022, the Takeda Warrant met the requirements to be equity classified, and the Company reclassified the fair value of the Takeda Warrant to stockholders' equity. The Takeda Warrant was exercised in November 2022 for the purchase of 5,883,500 shares of the Company's common stock at an exercise price of $0.0000595 per share. The Takeda Warrant Right expired upon the closing of the Company's IPO without effect to the financial statements since no fair value was allocated to it at that time. Prior to the reclassification to stockholders' equity, the fair value of the Takeda Warrants was derived from the model used to estimate the fair value of the Company’s common stock and, upon reclassification, the fair value was based on the Company's IPO price.

The Company issued convertible promissory notes to Frazier (the “Frazier Notes”) from April 2019 to July 2021 and issued unsecured convertible promissory notes in August 2021 (the “August 2021 Notes”) to investors including Frazier. The Company elected the fair value option for each of its convertible promissory note issuances due to certain embedded features within the notes. Prior to conversion, the fair value of the Frazier Notes and the August 2021 Notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transactions and dissolution scenarios. The Frazier Notes were exchanged for August 2021 Notes in August 2021. The principal and accrued interest of the August 2021 Notes automatically converted into shares of the Company's common stock immediately prior to the completion of the IPO (see Note 8). The conversion date fair value of the August 2021 Notes was reclassified to stockholders' equity and was estimated using the Company's publicly traded closing price on the date the notes were converted to common stock.

Prior to their reclassification to stockholders' equity in connection with the IPO, the Company adjusted the carrying value of its warrant liabilities and convertible promissory notes to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of warrant liabilities and as change in fair value of convertible promissory notes, respectively, in the consolidated statements of operations.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at December 31, 2021	$56,445	$158,276
Change in fair value	43,575	51,469
Reclass Takeda Warrant into equity	(100,020)	—
Conversion of August 2021 Notes into common shares upon IPO (excluding accrued interest of $5,619)	—	(209,745)
Balance at December 31, 2022	$—	$—

4. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and equipment	$11	$45
Leasehold improvements	378	—
Construction in progress	5,198	—
Total property and equipment, at cost	5,587	45
Less accumulated depreciation	1	3
Property and equipment, net	$5,586	$42

Depreciation expense for the years ended December 31, 2022 and 2021 was not material.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued external research and development costs	$3,510	$6,425
Accrued payroll and payroll-related costs	4,018	1,010
Other	682	1,729
Total accrued expenses	$8,210	$9,164

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$279,401	$124,566
Restricted cash	1,631	—
Total cash, cash equivalents and restricted cash	$281,032	$124,566

5. Leases

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. As of December 31, 2022, the Company has not yet incurred any leasehold improvement costs that were paid for by the lessor. The Company expects to receive all tenant improvement reimbursements during the year ending December 31, 2023. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense during the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Lease expense:
Operating lease expense	$2,351

The Company incurred an immaterial amount of expense related to short-term leases during the year ended December 31, 2022. Operating lease expense was not material for the year ended December 31, 2021.

The following table summarizes the lease term and discount rate for operating leases:

	Year Ended December 31,
	2022	2021
Other information:
Weighted-average remaining lease term	9.96	4.75
Weighted-average discount rate	7.4%	6.0%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$101

At December 31, 2022, the future minimum noncancelable operating lease payments were as follows (in thousands):

December 31, 2022
Years ending December 31:
2023	$3,483
2024	3,584
2025	3,688
2026	3,784
2027	3,860
Thereafter	21,075
Total undiscounted operating lease payments	39,474
Present value adjustment	(11,950)
Tenant improvement reimbursements	(5,918)
Operating lease liability	21,606
Less current portion of operating lease liability	37
Operating lease liability, net of current portion	$21,569

6. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to December 31, 2022, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of December 31, 2022 and 2021, the Company had outstanding amounts due to Frazier of $6,000 and $22,000, respectively, related to these shared operating expenses. For the years ended December 31, 2022 and 2021, the Company incurred $40,000 and $0.6 million, respectively, of shared operating expenses.

As described in Note 8, the Company borrowed amounts from Frazier in connection with various convertible note financings. For the years ended December 31, 2022 and 2021, the Company recognized a $13.2 million and $6.3 million, respectively, change in fair value of convertible promissory notes in connection with convertible promissory notes issued to Frazier. For each of the years ended December 31, 2022 and 2021, the Company recognized $0.7 million of interest expense in connection with convertible promissory notes issued to Frazier.

In connection with the Takeda License (as defined and described in Note 7), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 7) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the years ended December 31, 2022 and 2021, the Company incurred $2.4 million and $4.9 million, respectively, of research and development expenses for Takeda’s services. As of December 31, 2022 and 2021, the Company had $0.3 million and $4.9 million, respectively, of accounts payable and accrued expenses due to Takeda. See Note 7 for further information regarding the Company’s related party transactions with Takeda.

7. Commitments and Contingencies

License Agreement

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company will be responsible, at its own cost, for the development, manufacture and commercialization of HIL-214 products in the Territory, and the Company will integrate certain Japan development activities into its development activities at its own cost. The Company is obligated to use commercially reasonable efforts to develop and commercialize HIL-214 products in the Territory, and to seek regulatory approval for such products throughout the world.

In consideration of the Takeda License, the Company (i) paid Takeda $2.5 million in cash, (ii) issued Takeda 840,500 shares of its common stock at a fair value of $4.4 million, (iii) issued Takeda a warrant (the “Takeda Warrant”) to purchase 5,883,500 shares of its common stock at an exercise price of $0.0000595 per share, which was fully exercised in November 2022, and (iv) issued Takeda a warrant right (the “Takeda Warrant Right”) to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company, including the Takeda Warrant, represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the earlier of the closing of the Company’s IPO or a change of control transaction, at an initial fair value of $34,000. In addition, the Company is obligated to pay Takeda an aggregate of $2.5 million upon the release of certain drug product and the completion of certain regulatory activities, which payment was made in March 2022, $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of December 31, 2022, none of the contingent payments were due or payable.

Absent early termination, the Takeda License expires on a country-by-country and product-by-product basis upon the expiration of the applicable royalty term with respect to each product in each country, as applicable, or in its entirety upon the expiration of the royalty term with respect to the last product commercialized in the last country. The Company may terminate the Takeda License upon six months’ prior written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the Takeda License if the Company challenges licensed patents, or assists any third-party in challenging such patents.

The acquisition of the Takeda License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. The $37.7 million fair value (including $0.3 million of transaction costs) of the consideration paid for these research and development assets, which have no alternative future use, was recorded as in-process research and development in the Company’s consolidated statement of operations for the year ended December 31, 2021. In March 2022, the Company paid Takeda an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the year ended December 31, 2022.

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, the Company entered into a Transitional Services Agreement (“TSA”) with Takeda under which the Company will be obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third party vendor contracts. The TSA and related activities are considered related party transactions. Unless earlier terminated under its terms, the TSA will remain in effect until all transitional services are completed. The Company may terminate the provision of any or all services under the TSA upon certain written notice. The Company and Takeda may terminate the TSA in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the TSA for non-payment and, in certain circumstances, upon a change of control of the Company.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The matching contributions for the year ended December 31, 2022 were not material.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

8. Convertible Promissory Notes and Long-Term Debt

Frazier Convertible Note Financings

During 2019, 2020 and 2021, the Company issued the Frazier Notes for an aggregate of $8.5 million bearing interest at per annum rates ranging from 0.12% to 2.52%. An aggregate of $0.9 million of the Frazier Notes were issued in April, May and September of 2019 (the “2019 Frazier Notes”), an aggregate of $1.3 million of the Frazier Notes were issued in March, August and October of 2020 (the “2020 Frazier Notes”) and an aggregate of $6.3 million of Frazier Notes were issued from April to July 2021 (the “2021 Frazier Notes”). The Frazier Notes were generally scheduled to mature 12 to 18 months from the date of issuance. The Company recorded changes in the fair value of the Frazier Notes in the consolidated statements of operations. The Frazier Notes were exchanged for convertible promissory notes newly issued in connection with the August 2021 convertible note financing described below.

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

For the years ended December 31, 2022 and 2021, the Company recognized a $51.5 million and $20.2 million, respectively, change in fair value of convertible promissory notes. For each of the years ended December 31, 2022 and 2021, the Company recognized $2.8 million of interest expense in connection with convertible promissory notes.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

December 31, 2022
Long-term debt	$15,000
Accumulated PIK interest	87
Total principal (including PIK interest)	15,087
Unamortized debt discount	(295)
Long-term debt, net of debt discount	$14,792

On April 18, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as administrative and collateral agent, and the lenders party thereto¸ providing for term loans (“Term Loans”) of up to $75.0 million in the aggregate. As of December 31, 2022, the Company had borrowed $15.0 million pursuant to the Loan Agreement and has the right to borrow up to an additional $15.0 million through June 30, 2023 (collectively, “Term Loan 1”). The Company also has the right to borrow up to $20.0 million through June 30, 2023 (“Term Loan 2”). In addition, the Company has the right to borrow $25.0 million through March 31, 2024 (“Term Loan 3”), provided that on or prior to March 31, 2023, (i) the Company has announced that the planned Phase 2b clinical trial evaluating the safety, immunogenicity, and efficacy of HIL-214 in infants (“HIL-214 Vaccine Trial”) will continue without material adverse modification after completion of the planned interim safety and immunogenicity analysis on the first 200 evaluable subjects in the HIL-214 Vaccine Trial, and (ii) the Company has announced the completion of subject enrollment for the HIL-214 Vaccine Trial, which shall involve the enrollment of approximately 3,000 or more subjects. All Term Loans are subject to a minimum draw amount of $5.0 million and no event of default under the Loan Agreement having occurred and is continuing. The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property and certain other assets.

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2022), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) the Company has reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, the Company supports the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of December 31, 2022). The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the year ended December 31, 2022, the Company has recognized interest expense of $0.6 million related to the Term Loans using the effective interest method. Included in such expense was $0.3 million, related to accretion of the final payment fee to other long-term liabilities, $0.1 million of PIK interest, $0.2 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of December 31, 2022 are as follows (in thousands):

December 31, 2022
Years ending December 31:
2023	$902
2024	967
2025	5,063
2026	7,982
2027	7,405
Total principal payments, interest payments and final payment fee	22,319
Less: interest, PIK interest and final payment fee	(7,232)
Long-term debt	$15,087

9. Stockholders’ Equity (Deficit)

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

Common Stock

From March 2021 through May 2021, the Company issued and sold an aggregate of 707,701 shares of restricted common stock outside of the 2021 Plan (defined and described below) at a purchase price of $0.0006303 per share to certain employees and consultants. The Company has the right, but not the obligation, to repurchase unvested shares at the original purchase price in the event the purchaser’s relationship with the Company is terminated, subject to certain limitations. The repurchase rights lapse over a four-year period, with 25% lapsing on the first anniversary of the vesting commencement date and the remaining portion lapsing in 36 equal monthly amounts thereafter.

On February 8, 2021, subsequent to the Merger, the Company issued and sold 1,606,815 shares of common stock to Frazier at $0.0006303 per share.

On February 8, 2021, certain of the Company’s founders entered into stock restriction agreements granting the Company a repurchase right on 2,332,386 shares of fully vested common stock originally purchased in 2019 and 2020. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at $0.0003816 per share. The repurchase right lapsed for 583,095 shares on the effective date of the stock restriction agreements and the repurchase right for the remaining 1,749,291 shares lapses in equal monthly amounts over the following 48-month period ending in February 2025.

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

In March 2021, the Company issued and sold an aggregate of 16,810 shares of restricted common stock under the 2021 Plan at a purchase price of $0.0006303 per share to certain consultants. The Company has the right, but not the obligation, to repurchase unvested shares at the original purchase price in the event the purchaser’s relationship with the Company is terminated, subject to certain limitations. The repurchase rights lapse on the first anniversary of the vesting commencement date.

From February through April 2021, the Company issued 1,713,779 shares of restricted common stock to certain of its employees, consultants and directors under the 2021 Plan. The shares are subject to forfeiture restrictions under which the shares would become immediately retired in the event the stockholder’s service with the Company is terminated. The share restriction generally lapses over a four- year period, with 25% lapsing on the first anniversary of the vesting commencement date and the remaining portion lapsing in 36 equal monthly amounts thereafter.

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2022, 5,192,844 shares were reserved for issuance under the 2022 Plan, of which 4,231,570 shares remained available for future issuance.

2022 Employee Stock Purchase Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP became effective in connection with the Company’s IPO. The 2022 ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2022 ESPP. The price of common stock purchased under the 2022 ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date. A total of 410,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 ESPP. In addition, the number of shares available for issuance under the 2022 ESPP will be annually increased on January 1 of each calendar year beginning in 2023 and ending in and including 2032, by an amount equal to the lesser of (1) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 10,000,000 shares of the Company’s common stock may be issued under the 2022 ESPP. Stock-based compensation expense related to the ESPP for the year ended December 31, 2022 was not material.

Valuation of Common Stock and Stock-Based Compensation Expense

Prior to obtaining the Takeda License on July 2, 2021, the fair value of the Company’s common stock was nominal since the Company was not sufficiently capitalized and held no assets that could be used to generate future revenues. Subsequent to obtaining the Takeda License and prior to the Company's IPO, the Company estimated the fair value of its common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The Company’s 2021 valuations utilized a scenario-based analysis that estimated the fair value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, including various IPO, stay private and dissolution scenarios, and applying a discount for lack of marketability for certain equity holders. The Company considered various stay private scenarios using the income approach and allocated the indicated equity value, adjusted for the expected impact of the convertible notes, to each class of equity on a fully-diluted basis, considering option value for certain option classes. The Company also considered various IPO scenarios based on expected equity values in an IPO and allocated the indicated equity value to each class of equity on a fully-diluted basis considering the dilutive impacts of the convertible notes. Following the completion of the Company's IPO, the fair value of its common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded.

Since all restricted stock awards from inception were issued prior to obtaining the Takeda License on July 2, 2021, the Company has recorded no material stock-based compensation expense and has no material unrecognized stock-based compensation related to these awards.

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	727,873	$6.99	9.94	$765
Granted	1,494,384	12.42
Cancelled	(110,268)	11.05
Balance at December 31, 2022	2,111,989	$10.62	9.33	$13,330
Vested and expected to vest at December 31, 2022	2,111,989	$10.62	9.33	$13,330
Exercisable at December 31, 2022	114,595	$7.28	8.95	$1,084

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.9%–4.2%	1.2%–1.3%
Expected volatility	83.4%–94.3%	82%
Expected term (in years)	5.3–6.1	5.5–6.1
Expected dividend yield	0%	0%

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

Stock-based compensation expense has been reported in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,720	$50
General and administrative	1,283	17
Total	$3,003	$67

The weighted average grant date fair value per share of option grants for the years ended December 31, 2022 and 2021 was $9.41 and $4.88, respectively. No stock options were exercised during the years ended December 31, 2022 or 2021.

As of December 31, 2022, total unrecognized stock-based compensation cost was approximately $13.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years.

A summary of the Company’s unvested shares is as follows:

Number of Unvested Shares
Balance at December 31, 2021	2,625,435
Shares repurchased	(81,949)
Share vesting	(958,777)
Balance at December 31, 2022	1,584,709

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest. As of December 31, 2022 and 2021, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

December 31, 2022
Common stock options outstanding	2,111,989
Shares available for issuance under the Plans	4,231,570
Shares available for issuance under the ESPP	398,014
6,741,573

10. Income Taxes

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Tax computed at federal statutory rate	$(33,588)	$(21,506)
State income taxes	(1,366)	(586)
Change in fair value of warrant liabilities	9,249	5,441
Convertible debt	11,396	4,840
Permanent differences and other	(354)	69
Change in valuation allowance	14,734	11,742
Other	(71)	—
Provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Intangible assets	$8,406	$8,372
Net operating loss carryforwards	6,950	2,849
Start up and organization costs	685	756
Capitalized research cost	9,337	—
Lease liability	4,979	—
Other, net	1,030	164
Total deferred tax assets	31,387	12,141
Valuation allowance	(26,930)	(12,141)
Deferred tax assets, net of allowance	$4,457	$—
Deferred tax liabilities:
Right-of-use asset	$(4,457)	—
Total deferred tax liabilities	(4,457)	—
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $26.9 million as of December 31, 2022 as it cannot conclude that it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of approximately $29.4 million and $12.4 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. The state net operating loss carryforwards begin to expire in 2041.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRS Section 382. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

The Company has not yet conducted a study to document whether its research activities may qualify for the research and development tax credit. Such a study may result in the creation of a research and development credit carryforward; however, until a study is completed, no amount is being presented as a deferred tax asset or as an uncertain tax position. Any research and development credit carryforward identified and claimed if and when such study is complete would be offset by an adjustment to the valuation allowance.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes. As of December 31, 2022, the Company has no uncertain tax positions.

The Company is subject to taxation in the United States, Switzerland, and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company has not recognized interest or penalties in its consolidated statements of operations since inception.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies,” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.hillevax.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements of HilleVax, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation and Item 15(b) of this Annual Report are listed in the Exhibit Index immediately preceding the signature page of this Annual Report. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4/6/22	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Vaccines, Inc., dated July 2, 2021	S-1	4/6/22	4.2
4.3	Note Purchase Agreement, dated August 31, 2021, by and among the Registrant and the other parties party thereto	S-1	4/6/22	4.3
4.4	Description of Registered Securities				X
10.1#	HilleVax, Inc. 2021 Equity Incentive Plan, as amended, including form of stock option agreement and form of restricted stock grant notice and restricted stock agreement thereunder	S-1	4/6/22	10.1
10.2#	HilleVax, Inc. 2022 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	4/25/22	10.2
10.3#	HilleVax, Inc. 2022 Employee Stock Purchase Plan	S-1/A	4/25/22	10.3
10.4#	Non-Employee Director Compensation Program	S-1/A	4/25/22	10.4
10.5#	Form of Indemnification Agreement for Directors and Officers	S-1	4/6/22	10.9
10.6#	Amended and Restated Employment Letter Agreement, dated January 6, 2023, by and between Robert Hershberg and the Registrant				X
10.7#	Second Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Aditya Kohli and the Registrant				X
10.8#	Second Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between David Socks and the Registrant				X
10.9#	Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Shane Maltbie and the Registrant				X
10.10#	Employment Letter Agreement, dated as of January 6, 2023, by and between Astrid Borkowski and the Registrant				X
10.11†	License Agreement, dated July 2, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.10
10.12†	Transitional Services Agreement, dated December 17, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.11
10.13†	Loan and Security Agreement, dated April 18, 2022, by and among the Registrant and Hercules Capital, Inc.	S-1/A	4/18/22	10.12
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted in compliance with Regulation S-K Item(b)(10)(iv).

^ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HilleVax, Inc.

Date: March 17, 2023	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Hershberg, M.D., Ph.D.	Chairman, President and Chief Executive Officer	March 17, 2023
Robert Hershberg, M.D., Ph.D.	(Principal Executive Officer)

/s/ Shane Maltbie	Chief Financial Officer	March 17, 2023
Shane Maltbie	(Principal Financial and Accounting Officer)

/s/ Shelley Chu, M.D., Ph.D.	Director	March 17, 2023
Shelley Chu, M.D., Ph.D.

/s/ Gary Dubin, M.D.	Director	March 17, 2023
Gary Dubin, M.D.

/s/ Julie Gerberding, M.D., M.P.H.	Director	March 17, 2023
Julie Gerberding, M.D., M.P.H.

/s/ Patrick Heron	Director	March 17, 2023
Patrick Heron

/s/ Jeryl Hilleman	Director	March 17, 2023
Jeryl Hilleman

/s/ Aditya Kohli, Ph.D.	Chief Operating Officer and Director	March 17, 2023
Aditya Kohli, Ph.D.

/s/ Jaime Sepulveda, M.D., D.Sc., M.P.H.	Director	March 17, 2023
Jaime Sepulveda, M.D., D.Sc., M.P.H.

/s/ Susan Silbermann	Director	March 17, 2023
Susan Silbermann