Form 10-Q
period 2023-03-31
HilleVax, Inc.
filed 2023-05-12
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 39,200,174 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$260,542	$279,401
Prepaid expenses and other current assets	9,317	11,212
Total current assets	269,859	290,613
Property and equipment, net	10,450	5,586
Operating lease right-of-use assets	18,999	19,359
Restricted cash	1,631	1,631
Other assets	22	22
Total assets	$300,961	$317,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $0 and $141, respectively)	$1,744	$4,744
Accrued expenses (includes related party amounts of $312 and $140, respectively)	17,412	8,210
Accrued interest	79	55
Current portion of operating lease liability	38	37
Total current liabilities	19,273	13,046
Operating lease liability, net of current portion	22,977	21,569
Long-term debt, net of debt discount	14,903	14,792
Other long-term liabilities	747	575
Total liabilities	57,900	49,982
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at March 31, 2023 and December 31, 2022; issued shares—39,200,174 and 39,240,746 at March 31, 2023 and December 31, 2022, respectively; outstanding shares—37,841,987 and 37,656,037 at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	535,221	532,499
Accumulated other comprehensive loss	(282)	(281)
Accumulated deficit	(291,882)	(264,993)
Total stockholders’ equity	243,061	267,229
Total liabilities and stockholders’ equity	$300,961	$317,211

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development (includes related party amounts of $168 and $1,422, respectively)	$23,164	$6,211
In-process research and development - related party	—	2,500
General and administrative (includes related party amounts of $3 and $26, respectively)	5,795	2,603
Total operating expenses	28,959	11,314
Loss from operations	(28,959)	(11,314)
Other income (expense):
Interest income	2,574	6
Interest expense (includes related party amounts of $0 and $529, respectively)	(449)	(2,064)
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $4,378, respectively)	—	(17,073)
Change in fair value of warrant liabilities - related party	—	(37,424)
Other income (expense)	(55)	(18)
Total other income (expense)	2,070	(56,573)
Net loss	$(26,889)	$(67,887)
Other comprehensive loss:
Pension and other postemployment benefits	(1)	—
Total comprehensive loss	$(26,890)	$(67,887)
Net loss per share, basic and diluted	$(0.71)	$(10.06)
Weighted-average shares of common stock outstanding, basic and diluted	37,753,522	6,748,668

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	6,599,886	$1	$4,426	$—	$(105,184)	$(100,757)
Vesting of restricted shares	297,564	—	—	—	—	—
Stock—based compensation	—	—	272	—	—	272
Net loss	—	—	—	—	(67,887)	(67,887)
Balance at March 31, 2022	6,897,450	1	4,698	—	(173,071)	(168,372)

Balance at December 31, 2022	37,656,037	4	532,499	(281)	(264,993)	267,229
Vesting of restricted shares	174,568	—	—	—	—	—
Stock—based compensation	—	—	2,642	—	—	2,642
Exercise of common stock options	11,382	—	80	—	—	80
Pension and other postemployment benefits	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(26,889)	(26,889)
Balance at March 31, 2023	37,841,987	$4	$535,221	$(282)	$(291,882)	$243,061

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(26,889)	$(67,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	—
Stock-based compensation	2,642	272
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $4,378, respectively)	—	17,073
Change in fair value of warrant liabilities - related party	—	37,424
Amortization of operating lease right-of-use assets	360	13
Amortization of debt discount	126	—
Issuance of PIK interest debt	94	—
Acquired in-process research and development - related party	—	2,500
Loss on disposal of property and equipment	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,895	(339)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $31 and $(3,402), respectively)	4,384	(1,868)
Accrued interest (includes related party amounts of $0 and $529, respectively)	24	2,064
Operating lease liabilities	1,409	(9)
Net cash used in operating activities	(15,954)	(10,715)
Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(2,500)
Purchases of property and equipment	(2,985)	—
Net cash used in investing activities	(2,985)	(2,500)
Cash flows from financing activities
Payment of initial public offering costs	—	(99)
Proceeds from exercise of stock options	80	—
Net cash provided by (used in) financing activities	80	(99)
Net decrease in cash, cash equivalents and restricted cash	(18,859)	(13,314)
Cash, cash equivalents and restricted cash—beginning of period	281,032	124,566
Cash, cash equivalents and restricted cash—end of period	$262,173	$111,252
Supplemental disclosure of cash flow information
Cash paid for interest	$192	$—
Supplemental disclosure of noncash investing and financing activities
Unpaid initial public offering costs	$—	$548
Unpaid property and equipment purchases	$3,453	$—
Accreted final interest payment fees	$109	$—

See accompanying notes.

HilleVax, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Initial Public Offering

On May 3, 2022, the Company completed its initial public offering ("IPO") whereby it sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million (see Note 8).

Liquidity and Capital Resources

From inception to March 31, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to March 31, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in its IPO which closed in May 2022.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements include the accounts of HilleVax GmbH, a wholly-owned subsidiary formed in Zurich, Switzerland. The functional currency of both the Company and HilleVax GmbH is the U.S. dollar. The Company’s assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the condensed consolidated statements of operations and were not material for the periods presented. All intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.

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

Restricted Cash

Restricted cash consists of a money market account securing a standby letter of credit issued in connection with the Company’s Boston Lease (as defined and described in Note 4).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses through March 31, 2023.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2023, comprehensive loss included gains and losses on the Company's pension benefit obligation. For the three months ended March 31, 2022, the Company’s comprehensive loss was the same as its reported net loss.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 1,492,789 shares and 2,476,653 shares from the basic weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, contingently issuable shares under the Company's employee stock purchase plan, and common stock warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2023	2022
Common stock options	3,373,332	1,190,148
Common stock warrants	—	5,883,500
Unvested common stock	2,117,453	2,327,871
ESPP shares	20,002	—
Total potentially dilutive shares	5,510,787	9,401,519

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

3. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Furniture and equipment	$10	$11
Leasehold improvements	378	378
Construction in progress	10,063	5,198
Total property and equipment, at cost	10,451	5,587
Less accumulated depreciation	1	1
Property and equipment, net	$10,450	$5,586

Depreciation expense for the three months ended March 31, 2023 and 2022 was not material.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued external research and development costs	$11,638	$3,510
Accrued payroll and payroll-related costs	1,657	4,018
Other	4,117	682
Total accrued expenses	$17,412	$8,210

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$260,542	$279,401
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$262,173	$281,032

4. Leases

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and March 31, 2023, the Company recorded increases of $1.9 million to the operating lease liability as and when such leasehold improvements were paid for by the landlord. The Company expects to receive all tenant improvement reimbursements during the year ending December 31, 2023. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31,
2023
Lease expense:
Operating lease expense	$779

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three months ended March 31, 2023. Operating lease expense was not material for the three months ended March 31, 2022.

The following table summarizes the lease term and discount rate for operating leases:

	Three Months Ended March 31,
	2023	2022
Other information:
Weighted-average remaining lease term	9.70	4.50
Weighted-average discount rate	7.4%	6.0%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$871

At March 31, 2023, the future minimum noncancelable operating lease payments were as follows (in thousands):

March 31, 2023
Years ending December 31:
2023	$2,613
2024	3,584
2025	3,688
2026	3,784
2027	3,860
Thereafter	21,075
Total undiscounted operating lease payments	38,604
Present value adjustment	(11,113)
Tenant improvement reimbursements	(4,476)
Operating lease liability	23,015
Less current portion of operating lease liability	38
Operating lease liability, net of current portion	$22,977

5. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to March 31, 2023, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of March 31, 2023 and December 31, 2022, the Company had outstanding amounts due to Frazier of $9,000 and $6,000, respectively, related to these shared operating expenses. For the three months ended March 31, 2023 and 2022, the Company incurred $3,000 and $26,000, respectively, of shared operating expenses.

As described in Note 7, the Company borrowed amounts from Frazier in connection with various convertible note financings. For the three months ended March 31, 2022, the Company recognized a $17.1 million change in fair value of convertible promissory notes in connection with convertible promissory notes issued to Frazier. For the three months ended March 31, 2022, the Company recognized $2.1 million of interest expense in connection with convertible promissory notes issued to Frazier. The convertible promissory notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO.

In connection with the Takeda License (as defined and described in Note 6), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 6) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended March 31, 2023 and 2022, the Company incurred $0.2 million and $1.4 million, respectively, of research and development expenses for Takeda’s services. As of March 31, 2023 and December 31, 2022, the Company had $0.3 million and $0.3 million, respectively, of accounts payable and accrued expenses due to Takeda. See Note 6 for further information regarding the Company’s related party transactions with Takeda.

6. Commitments and Contingencies

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

In consideration of the Takeda License, the Company (i) paid Takeda $2.5 million in cash, (ii) issued Takeda 840,500 shares of its common stock at a fair value of $4.4 million, (iii) issued Takeda a warrant (the “Takeda Warrant”) to purchase 5,883,500 shares of its common stock at an exercise price of $0.0000595 per share, which was fully exercised in November 2022, and (iv) issued Takeda a warrant right (the “Takeda Warrant Right”) to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company, including the Takeda Warrant, represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the earlier of the closing of the Company’s IPO or a change of control transaction, at an initial fair value of $34,000. In addition, the Company is obligated to pay Takeda an aggregate of $2.5 million upon the release of certain drug product and the completion of certain regulatory activities, which payment was made in March 2022, $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of March 31, 2023, none of the remaining contingent payments were due or payable.

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

The acquisition of the Takeda License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2022, the Company paid Takeda an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use, and was recorded as in-process research and development in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022. The Company did not make any milestone payments to Takeda during the three months ended March 31, 2023.

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

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.2 million during the three months ended March 31, 2023. The Company did not make any matching contributions during the three months ended March 31, 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

7. Convertible Promissory Notes and Long-Term Debt

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

August 2021 Convertible Note Financing

On August 31, 2021, the Company entered into a note purchase agreement under which it issued the August 2021 Notes for an aggregate of $139.52 million. Of the August 2021 Notes, $103.75 million were issued to new investors, $25.0 million were issued to Frazier for cash and $10.77 million were issued to Frazier in exchange for the then outstanding principal and accrued interest on the Frazier Notes. The August 2021 Notes carried interest at a rate of 6% per annum, compounded annually. As of March 31, 2022, the outstanding principal balance of the August 2021 Notes was $139.5 million. The principal and accrued interest on the August 2021 Notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO. Of these shares, 2,736,234 were issued to Frazier. For the three months ended March 31, 2022, the Company recognized a $17.1 million change in fair value of convertible promissory notes and recognized $2.1 million of interest expense in connection with convertible promissory notes.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

March 31, 2023
Long-term debt	$15,000
Accumulated PIK interest	181
Total principal (including PIK interest)	15,181
Unamortized debt discount	(278)
Long-term debt, net of debt discount	$14,903

On April 18, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as administrative and collateral agent, and the lenders party thereto¸ providing for term loans (“Term Loans”) of up to $75.0 million in the aggregate. As of March 31, 2023, the Company had borrowed $15.0 million pursuant to the Loan Agreement and has the right to borrow up to an additional $15.0 million through June 30, 2023 (collectively, “Term Loan 1”). The Company also has the right to borrow up to $20.0 million through June 30, 2023 (“Term Loan 2”). In addition, the Company had the right to borrow $25.0 million through March 31, 2024 (“Term Loan 3”), provided that (i) the Company had announced that the planned Phase 2b clinical trial evaluating the safety, immunogenicity, and efficacy of HIL-214 in infants (“HIL-214 Vaccine Trial”) will continue without material adverse modification after completion of the planned interim safety and immunogenicity analysis on the first 200 evaluable subjects in the HIL-214 Vaccine Trial, and (ii) the Company had announced the completion of subject enrollment for the HIL-214 Vaccine Trial, which involved the enrollment of more than 3,000 subjects. However, the Company did not announce the completion of subject enrollment for HIL-214 Vaccine Trial on or prior to March 31, 2023 so Term Loan 3 is not available for draw down. All Term Loans are subject to a minimum draw amount of $5.0 million and no event of default under the Loan Agreement having occurred and is continuing. The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property and certain other assets.

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of March 31, 2023), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, (x) the conditions to Term Loan 3 have been satisfied and (y) the Company has reasonably determined that (i) the HIL-214 Vaccine Trial has achieved the protocol-specified primary efficacy endpoint and (ii) HIL-214 has demonstrated acceptable safety results in the HIL-214 Vaccine Trial, and, as a result, the Company supports the initiation of a Phase 3 registrational trial as the next immediate step in the development of HIL-214, in each case subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.1 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of March 31, 2023). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the three months ended March 31, 2023, the Company has recognized interest expense of $0.4 million related to the Term Loans using the effective interest method. Included in such expense was $0.1 million, related to accretion of the final payment fee to other long-term liabilities, $0.1 million of PIK interest, $0.2 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of March 31, 2023 are as follows (in thousands):

March 31, 2023
Years ending December 31:
2023	$709
2024	$967
2025	$5,063
2026	$7,982
2027	$7,405
Total principal payments, interest payments and final payment fee	22,126
Less: interest, PIK interest and final payment fee	(6,945)
Long-term debt	$15,181

8. Stockholders’ Equity

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2023, 7,127,599 shares were reserved for issuance under the 2022 Plan, of which 4,134,339 shares remained available for future issuance.

2022 Employee Stock Purchase Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP became effective in connection with the Company’s IPO. The 2022 ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2022 ESPP. The price of common stock purchased under the 2022 ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date. A total of 410,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 ESPP. In addition, the number of shares available for issuance under the 2022 ESPP will be annually increased on January 1 of each calendar year, ending in and including 2032, by an amount equal to the lesser of (1) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 10,000,000 shares of the Company’s common stock may be issued under the 2022 ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 was not material.

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,111,989	$10.62	9.33	$13,330
Granted	1,276,725	17.97
Exercised	(11,382)	6.99
Cancelled	(4,000)	6.99
Balance at March 31, 2023	3,373,332	$13.38	9.21	$12,973
Vested and expected to vest at March 31, 2023	3,373,332	$13.38	9.21	$12,973
Exercisable at March 31, 2023	363,259	$7.58	8.60	$3,255

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	1.9%–4.2%	1.9%–2.5%
Expected volatility	83.4%–94.3%	88.1%–89.5%
Expected term (in years)	5.3–6.1	5.5–6.1
Expected dividend yield	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,276	$201
General and administrative	1,366	71
Total	$2,642	$272

The weighted average grant date fair value per share of option grants for the three months ended March 31, 2023 and 2022 was $13.80 and $5.92, respectively. As of March 31, 2023, total unrecognized stock-based compensation cost related to stock options was approximately $29.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years.

A summary of the Company’s unvested shares is as follows:

Number of Unvested Shares
Balance at December 31, 2022	1,584,709
Shares granted	759,266
Shares forfeited	(51,954)
Share vested	(174,568)
Balance at March 31, 2023	2,117,453

The Company issued shares of restricted common stock during the three months ended March 31, 2023, which consisted only of restricted stock units. The Company did not issue any shares of restricted common stock during the three months ended March 31, 2022. The weighted average grant date fair value per share of restricted common stock grants for the three months ended March 31, 2023 was $18.00. As of March 31, 2023, total unrecognized stock-based compensation cost related to restricted stock was approximately $13.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.8 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of March 31, 2023 and December 31, 2022, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

March 31, 2023
Common stock options outstanding	3,373,332
Shares available for issuance under the Plans	4,134,339
Shares available for issuance under the ESPP	774,574
8,282,245

9. Subsequent Event

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 17, 2023 (the 2022 Form 10-K).

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in our initial public offering (IPO) which closed in May 2022. As of March 31, 2023, we had cash and cash equivalents of $260.5 million. From inception to March 31, 2023, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes and, on May 3,

2022, we completed our IPO, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended March 31, 2023 and 2022 were $26.9 million and $67.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $291.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three months ended March 31, 2023 and 2022, we incurred $0.2 million and $1.4 million, respectively, of research and development expenses for Takeda’s services.

Components of Results of Operations

Operating Expenses

Research and Development

During 2023 and 2022, our research and development expenses have been related to the development of HIL-214. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to COVID-19 or other disease outbreaks; and
•
the safety, purity, potency, immunogenicity and efficacy of the vaccine candidate.

In-Process Research and Development

In-process research and development expenses for the three months ended March 31, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use. We did not incur any in-process research and development expenses during the three months ended March 31, 2023.

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

Interest Expense

Interest expense consists of interest on our then outstanding convertible promissory notes and our term loan facility.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$23,164	$6,211	$16,953
In-process research and development	—	2,500	(2,500)
General and administrative	5,795	2,603	3,192
Total operating expenses	28,959	11,314	17,645
Loss from operations	(28,959)	(11,314)	(17,645)
Other income (expense):
Interest income	$2,574	6	2,568
Interest expense	(449)	(2,064)	1,615
Change in fair value of convertible promissory notes	—	(17,073)	17,073
Change in fair value of warrant liabilities	—	(37,424)	37,424
Other income (expense)	(55)	(18)	(37)
Total other income (expense)	2,070	(56,573)	58,643
Net loss	$(26,889)	$(67,887)	$40,998

Research and development expenses. Research and development expenses were $23.2 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $17.0 million primarily consisted of $12.3 million of clinical development expenses for HIL-214, $3.5 million of personnel-related expenses, primarily due to the increase in headcount, including $1.3 million of stock-based compensation expense, and $1.1 million of facility and other expenses.

In-process research and development expenses. We had $2.5 million of in-process research and development expenses for the three months ended March 31, 2022 related to the Takeda License, which was entered into in 2021. We did not incur any in-process research and development expenses for the three months ended March 31, 2023.

General and administrative expenses. General and administrative expenses were $5.8 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $3.2 million primarily consisted of $1.8 million of personnel-related expenses, primarily due to the increase in headcount, including $1.4 million of stock-based compensation expense, $0.7 million in professional services expenses, primarily due to D&O insurance and clinical trial insurance as well as accounting, audit, tax, valuation and other services incurred as we began operating as a public company, and $0.7 million of facility and other expenses.

Other income (expense). Other income of $2.1 million for the three months ended March 31, 2023 primarily consisted of $2.6 million of interest income on our cash and cash equivalents, partially offset by $0.4 million of interest expense on our term loan facility and $0.1 million of other expenses. Other expense of $56.6 million for the three months ended March 31, 2022 primarily consisted of $2.1 million of interest expense on our outstanding convertible promissory notes, $17.1 million of other expense related to the increase in fair value of our convertible promissory notes and $37.4 million of other expense related to the increase in fair value of the Takeda Warrant.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO and borrowings under our term loan facility. As of March 31, 2023, we had cash and cash equivalents of $260.5 million.

Term Loan Facility

On April 18, 2022, we entered into a Loan and Security Agreement (Loan Agreement) with Hercules Capital, Inc. (Hercules), as administrative and collateral agent, and the lenders party thereto, providing for term loans (Term Loans) of up to $75.0 million in the aggregate. As of March 31, 2023, our borrowings consisted of $15.0 million and we have the right to borrow up to an additional $15.0 million through June 30, 2023 (collectively, Term Loan 1). We also have the right to borrow up to $20.0 million through June 30, 2023 (Term Loan 2). In addition, we had the right to borrow up to $25.0 million through March 31, 2024 (Term Loan 3), provided that (i) we had announced that our planned Phase 2b clinical trial evaluating the safety, immunogenicity, and efficacy of HIL-214 in infants (HIL-214 Vaccine Trial) will continue without material adverse modification after completion of our planned interim safety and immunogenicity analysis on the first 200 evaluable subjects in the HIL-214 Vaccine Trial and (ii) we had announced the completion of subject enrollment for the HIL-214 Vaccine Trial, which involved the enrollment of more than 3,000 subjects. However, the Company did not announce the completion of subject enrollment for HIL-214 Vaccine Trial on or prior to March 31, 2023 so Term Loan 3 is not available for draw down. All Term Loans are subject to a minimum draw amount of $5.0 million and no event of default having occurred and be continuing. The borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property and certain other assets.

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

As of March 31, 2023, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $15.2 million. As of March 31, 2023, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $22.1 million, with $0.7 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 7 — Convertible Promissory Notes and Long-Term Debt” of this Quarterly Report.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 to be filed on May 12, 2023, following such time as the registration statement is declared effective by the SEC.

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
•
any delays and cost increases that may result from COVID-19 or other disease outbreak;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(15,954)	$(10,715)
Investing activities	(2,985)	(2,500)
Financing activities	80	(99)
Net decrease in cash, cash equivalents and restricted cash	$(18,859)	$(13,314)

Operating Activities

Net cash used in operating activities of $16.0 million for the three months ended March 31, 2023 was primarily due to our net loss of $26.9 million and a net change of $7.7 million in our operating assets and liabilities, partially offset by $3.2 million of noncash charges primarily related to $2.6 million of stock-based compensation, $0.4 million related to the amortization of operating lease right-of-use assets, $0.1 million related to amortization of debt discount and $0.1 million related to issuance of PIK interest debt. The net change in operating assets and liabilities was primarily due to an increase of $1.4 million related to operating lease liabilities due to leasehold improvement reimbursements, $1.9 million in prepaid expenses and other current assets and $4.4 million in accounts payable and accrued expenses in support of the growth in our operating activities.

Net cash used in operating activities of $10.7 million for the three months ended March 31, 2022 was primarily due to our net loss of $67.9 million and a net change of $0.1 million in our operating assets and liabilities, offset by $57.3 million of noncash charges primarily related to the $37.4 million change in fair value of the Takeda Warrants, $17.1 million change in fair value of the August 2021 Notes, $2.5 million related to acquired in-process research and development and $0.3 million of stock-based compensation.

Investing Activities

Net cash used in investing activities of $3.0 million for the three months ended March 31, 2023 was due to purchases of property and equipment.

Net cash used in investing activities of $2.5 million for the three months ended March 31, 2022 was primarily due to the contingent payment we paid under the Takeda License.

Financing Activities

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023 was due to proceeds from the exercise of common stock options.

Net cash used in financing activities of $0.1 million for the three months ended March 31, 2022 was primarily due to our payment of costs related to our IPO.

Contractual Obligations and Commitments

As of March 31, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2022 Form 10-K.

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

As of March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2022 Form 10-K.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus for the IPO. As of March 31, 2023, we estimate that we have used approximately $69.8 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 12, 2023, we entered into an At-the-Market Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. We will pay the Agent a commission of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement.

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on May 12, 2023 with the SEC.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
10.1	Amended and Restated Employment Letter Agreement, dated January 6, 2023, by and between Robert Hershberg and the Registrant	10-K	3/17/23	10.6
10.2	Second Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Aditya Kohli and the Registrant	10-K	3/17/23	10.7
10.3	Second Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between David Socks and the Registrant	10-K	3/17/23	10.8
10.4	Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Shane Maltbie and the Registrant	10-K	3/17/23	10.9
10.5	Employment Letter Agreement, dated as of January 6, 2023, by and between Astrid Borkowski and the Registrant	10-K	3/17/23	10.10
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

HilleVax, Inc.

Date: May 12, 2023	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)