Form 10-Q
period 2023-09-30
HilleVax, Inc.
filed 2023-11-09
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-41365

HILLEVAX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0545060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Harrison Avenue, Boston, Massachusetts	02118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 213-5054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HLVX	Nasdaq Global Select Market

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

As of November 6, 2023, the registrant had 48,437,001 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$208,502	$279,401
Marketable securities	115,908	—
Prepaid expenses and other current assets (includes related party amounts of $77 and $0, respectively)	8,785	11,212
Total current assets	333,195	290,613
Property and equipment, net	13,744	5,586
Operating lease right-of-use assets	18,377	19,359
Restricted cash	1,631	1,631
Other assets	22	22
Total assets	$366,969	$317,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $0 and $141, respectively)	$3,287	$4,744
Accrued expenses (includes related party amounts of $0 and $140, respectively)	12,889	8,210
Accrued interest	128	55
Current portion of operating lease liability	2,654	37
Total current liabilities	18,958	13,046
Operating lease liability, net of current portion	23,247	21,569
Long-term debt, net of debt discount	25,038	14,792
Other long-term liabilities	1,096	575
Total liabilities	68,339	49,982
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at September 30, 2023 and December 31, 2022; issued shares—48,417,931 and 39,240,746 at September 30, 2023 and December 31, 2022, respectively; outstanding shares—47,418,350 and 37,656,037 at September 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	650,567	532,499
Accumulated other comprehensive loss	(343)	(281)
Accumulated deficit	(351,599)	(264,993)
Total stockholders’ equity	298,630	267,229
Total liabilities and stockholders’ equity	$366,969	$317,211

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (includes related party amounts of $55, $719, $252, and $2,313, respectively)	$27,308	$13,315	$73,425	$28,352
In-process research and development - related party	—	—	—	2,500
General and administrative (includes related party amounts of $0, $3, $0, and $37, respectively)	6,603	4,577	19,629	11,162
Total operating expenses	33,911	17,892	93,054	42,014
Loss from operations	(33,911)	(17,892)	(93,054)	(42,014)
Other income (expense):
Interest income	1,690	1,317	6,717	1,657
Interest expense (includes related party amounts of $0, $0, $0, and $717, respectively)	(717)	(205)	(1,666)	(3,157)
Change in fair value of convertible promissory notes (includes related party amounts of $0, $0, $0 and $13,196, respectively)	—	—	—	(51,469)
Change in fair value of warrant liabilities - related party	—	—	—	(43,575)
Other income (expense)	1,123	(25)	1,397	(63)
Total other income (expense)	2,096	1,087	6,448	(96,607)
Net loss	$(31,815)	$(16,805)	$(86,606)	$(138,621)
Other comprehensive loss:
Unrealized loss on marketable securities	(28)	—	(65)	—
Pension and other postemployment benefits	7	—	3	—
Total comprehensive loss	$(31,836)	$(16,805)	$(86,668)	$(138,621)
Net loss per share, basic and diluted	$(0.81)	$(0.45)	$(2.26)	$(5.86)
Weighted-average shares of common stock outstanding, basic and diluted	39,039,553	37,323,626	38,252,981	23,640,388

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2023	38,049,186	$4	$538,865	$(322)	$(319,784)	$218,763
Vesting of restricted shares	168,164	—	—	—	—	—
Stock—based compensation	—	—	3,946	—	—	3,946
Exercise of common stock options	1,000	—	7	—	—	7
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,749	—	—	107,750
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Pension and other postemployment benefits	—	—	—	7	—	7
Net loss	—	—	—	—	(31,815)	(31,815)
Balance at September 30, 2023	47,418,350	$5	$650,567	$(343)	$(351,599)	$298,630

Balance at June 30, 2022	31,311,387	$3	$530,151	$—	$(227,000)	$303,154
Vesting of restricted shares	251,999	—	—	—	—	—
Stock—based compensation	—	—	844	—	—	844
Net loss	—	—	—	—	(16,805)	(16,805)
Balance at September 30, 2022	31,563,386	$3	$530,995	$—	$(243,805)	$287,193

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	37,656,037	$4	$532,499	$(281)	$(264,993)	$267,229
Vesting of restricted shares	513,036	—	—	—	—	—
Stock—based compensation	—	—	9,834	—	—	9,834
Exercise of common stock options	22,382	—	167	—	—	167
Issuance of common stock under stock purchase plan	26,895	—	318	—	—	318
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,749	—	—	107,750
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Pension and other postemployment benefits	—	—	—	3	—	3
Net loss	—	—	—	—	(86,606)	(86,606)
Balance at September 30, 2023	47,418,350	$5	$650,567	$(343)	$(351,599)	$298,630

Balance at December 31, 2021	6,599,886	$1	$4,426	$—	$(105,184)	$(100,757)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	—	100,020
Vesting of restricted shares	761,612	—	—	—	—	—
Stock—based compensation	—	—	1,672	—	—	1,672
Net loss	—	—	—	—	(138,621)	(138,621)
Balance at September 30, 2022	31,563,386	$3	$530,995	$—	$(243,805)	$287,193

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(86,606)	$(138,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	—
Stock-based compensation	9,834	1,672
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $13,196, respectively)	—	51,469
Change in fair value of warrant liabilities - related party	—	43,575
Amortization of operating lease right-of-use assets	982	836
Amortization of debt discount	410	182
Issuance of PIK interest debt	375	48
Acquired in-process research and development - related party	—	2,500
Net amortization of premiums and discounts on marketable securities	(1,876)	—
Loss on disposal of property and equipment	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $77 and $0, respectively)	2,427	(7,951)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(281) and $(4,137), respectively)	4,459	(713)
Accrued interest (includes related party amounts of $0 and $717, respectively)	73	2,823
Operating lease right-of-use assets and liabilities	4,295	666
Net cash used in operating activities	(65,177)	(43,472)
Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(2,500)
Purchases of property and equipment	(10,010)	(185)
Purchases of marketable securities	(129,097)	—
Proceeds from sales or maturities of marketable securities	15,000	—
Net cash used in investing activities	(124,107)	(2,685)
Cash flows from financing activities
Proceeds from issuances of stock under ESPP	318	—
Proceeds from issuance of common stock in initial public offering	—	230,006
Payment of initial public offering costs	—	(19,389)
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	108,100	—
Proceeds from issuance of long-term debt, net of issuance costs	9,800	4,665
Proceeds from exercise of stock options	167	—
Net cash provided by financing activities	118,385	215,282
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,899)	169,125
Cash, cash equivalents and restricted cash—beginning of period	281,032	124,566
Cash, cash equivalents and restricted cash—end of period	$210,133	$293,691
Supplemental disclosure of cash flow information
Cash paid for interest	$1,121	$104
Supplemental disclosure of noncash investing and financing activities
Operating lease	$—	$20,317
Unpaid initial public offering costs	$—	$313
Unpaid underwritten public offering costs	$350	$—
Unpaid property and equipment purchases	$171	$415
Conversion of convertible promissory notes and interest into common stock	$—	$215,364
Conversion of warrant liability into equity	$—	$100,020
Accreted final interest payment fees	$339	$158

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

Liquidity and Capital Resources

From inception to September 30, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to September 30, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, and the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023 (see Note 10).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses through September 30, 2023.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2023, comprehensive loss included gains on the Company's pension benefit obligation and unrealized losses on marketable securities. For the three and nine months ended September 30, 2022, the Company’s comprehensive loss was the same as its reported net loss.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 5,883,500 shares of common stock under the Takeda Warrant (as defined below) in the calculation of basic weighted-average common shares outstanding from the time the Takeda Warrant became exercisable upon the Company’s IPO because the Takeda Warrant was exercisable for minimal consideration. The Company has excluded weighted-average unvested shares of 1,149,612 shares, 1,954,126 shares, 1,318,737 shares, and 2,214,463 shares from the basic weighted-average number of common shares outstanding for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, contingently issuable shares under the Company's employee stock purchase plan, and common stock warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2023	2022
Common stock options	3,770,701	1,795,989
Unvested common stock	1,742,090	1,781,874
ESPP shares	16,767	7,186
Total potentially dilutive shares	5,529,558	3,585,049

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$201,473	$201,473	$—	$—
Marketable securities:
U.S. treasury notes	31,396	31,396	—	—
U.S government agency bonds	84,512	—	84,512	—
Total	$317,381	$232,869	$84,512	$—

		Fair Value Measurements at December 31, 2022 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$277,043	$277,043	$—	$—
Total	$277,043	$277,043	$—	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2023, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

As of September 30, 2023, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$31,417	$-	$(21)	$31,396
U.S. government agency bonds	84,556	3	(47)	84,512
Total	$115,973	$3	$(68)	$115,908

At September 30, 2023, all available-for-sale marketable securities had contractual maturities of less than one year. The Company did not hold any marketable debt securities as of December 31, 2022.

As of September 30, 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2023.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$103	$-
Furniture and equipment	372	11
Leasehold improvements	11,870	378
Lab equipment	1,844	—
Construction in progress	5	5,198
Total property and equipment, at cost	14,194	5,587
Less accumulated depreciation	450	1
Property and equipment, net	$13,744	$5,586

Depreciation expense for the three and nine months ended September 30, 2023 was $0.4 and $0.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was not material.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued external research and development costs	$8,118	$3,510
Accrued payroll and payroll-related costs	3,729	4,018
Accrued professional costs	498	307
Other	544	375
Total accrued expenses	$12,889	$8,210

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$208,502	$279,401
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$210,133	$281,032

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and September 30, 2023, the Company recorded increases of $5.6 million to the operating lease liability as and when such leasehold improvements were paid for by the landlord. The Company expects to receive all tenant improvement reimbursements during the year ending December 31, 2023. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense:
Operating lease expense	$780	$779	$2,339	$1,573

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.

The following table summarizes the lease term and discount rate for operating leases:

	September 30,	December 31,
	2023	2022
Other information:
Weighted-average remaining lease term	9.20	9.96
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,613

At September 30, 2023, the future minimum noncancelable operating lease payments were as follows (in thousands):

September 30, 2023
Years ending December 31:
2023	$871
2024	3,584
2025	3,688
2026	3,784
2027	3,860
Thereafter	21,075
Total undiscounted operating lease payments	36,862
Present value adjustment	(10,175)
Tenant improvement reimbursements	(786)
Operating lease liability	25,901
Less current portion of operating lease liability	2,654
Operating lease liability, net of current portion	$23,247

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to September 30, 2023, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of September 30, 2023 and December 31, 2022, the Company had outstanding amounts due to Frazier of $0 and $6,000, respectively, related to these shared operating expenses. For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company incurred $0, $3,000, $0, and $37,000, respectively, of shared operating expenses.

As described in Note 9, the Company borrowed amounts from Frazier in connection with various convertible note financings. For the nine months ended September 30, 2022, the Company recognized a $13.2 million change in fair value of convertible promissory notes in connection with convertible promissory notes issued to Frazier. For the nine months ended September 30, 2022, the Company recognized $0.7 million of interest expense in connection with convertible promissory notes issued to Frazier. The convertible promissory notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company incurred $55,000, $0.7 million, $0.3 million, and $2.3 million, respectively, of research and development expenses for Takeda’s services. As of September 30, 2023, the Company had a prepaid balance of $77,000 with Takeda. As of December 31, 2022, the Company had $0.3 million of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

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

In consideration of the Takeda License, the Company (i) paid Takeda $2.5 million in cash, (ii) issued Takeda 840,500 shares of its common stock at a fair value of $4.4 million, (iii) issued Takeda a warrant (the “Takeda Warrant”) to purchase 5,883,500 shares of its common stock at an exercise price of $0.0000595 per share, which was fully exercised in November 2022, and (iv) issued Takeda a warrant right (the “Takeda Warrant Right”) to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company, including the Takeda Warrant, represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the earlier of the closing of the Company’s IPO or a change of control transaction, at an initial fair value of $34,000. In addition, the Company is obligated to pay Takeda an aggregate of $2.5 million upon the release of certain drug product and the completion of certain regulatory activities, which payment was made in March 2022, $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of September 30, 2023, none of the remaining contingent payments were due or payable.

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

The acquisition of the Takeda License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2022, the Company paid Takeda an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use, and was recorded as in-process research and development in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2022. The Company did not make any milestone payments to Takeda during the three and nine months ended September 30, 2023.

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

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.1 million and $0.5 million, respectively, during the three and nine months ended September 30, 2023. The Company did not make any matching contributions during the three and nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022, the Company recognized a $51.5 million change in fair value of convertible promissory notes and recognized $2.8 million of interest expense in connection with convertible promissory notes.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

September 30, 2023
Long-term debt	$25,000
Accumulated PIK interest	463
Total principal (including PIK interest)	25,463
Unamortized debt discount	(425)
Long-term debt, net of debt discount	$25,038

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2023), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of September 30, 2023). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of September 30, 2023, the Company had borrowed $25.0 million pursuant to the Loan Agreement. During the three months ended September 30, 2023, the Company recognized interest expense of $1.0 million related to the Term Loans using the effective interest method. Included in such expense was $0.1 million, related to accretion of the final payment fee to other long-term liabilities, $0.2 million of PIK interest, $0.4 million of coupon interest, and an immaterial amount of debt discount amortization. During the nine months ended September 30, 2023, the Company recognized interest expense of $1.7 million related to the Term Loans using the effective interest method. Included in such expense was $0.3 million related to accretion of the final payment fee to other long-term liabilities, $0.4 million of PIK interest, $0.9 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of September 30, 2023 are as follows (in thousands):

September 30, 2023
Years ending December 31:
2023	$390
2024	1,599
2025	8,433
2026	13,303
2027	10,645
Total principal payments, interest payments and final payment fee	34,370
Less: interest, PIK interest and final payment fee	(8,907)
Long-term debt	$25,463

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of September 30, 2023, no sales have been made pursuant to the Sales Agreement.

Underwritten Public Offering

On September 22, 2023, the Company completed an underwritten public offering whereby it sold 9,200,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share for total net proceeds of approximately $107.8 million, after underwriting discounts and commissions and estimated offering costs.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2023, 7,197,502 shares were reserved for issuance under the 2022 Plan, of which 3,762,865 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,111,989	$10.62	9.33	$13,330
Granted	1,842,225	17.68
Exercised	(22,382)	7.49
Cancelled	(161,131)	13.02
Balance at September 30, 2023	3,770,701	$13.78	9.21	$14,070
Vested and expected to vest at September 30, 2023	3,770,701	$13.78	9.19	$14,070
Exercisable at September 30, 2023	769,785	$8.28	8.61	$4,395

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.1%–4.6%	2.7%–4.0%	3.5%–4.6%	1.9%–4.0%
Expected volatility	94.5%–95.1%	92.9%–94.3%	91.7%–95.9%	83.4%–94.3%
Expected term (in years)	6.1	5.3–6.1	5.5–6.1	5.3–6.1
Expected dividend yield	0%	0%	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,894	$456	$4,710	$1,034
General and administrative	2,052	388	5,124	638
Total	$3,946	$844	$9,834	$1,672

The weighted average grant date fair value per share of option grants for the three and nine months ended September 30, 2023 and 2022 was $13.69, $11.11, $17.68, and $8.49, respectively. As of September 30, 2023, total unrecognized stock-based compensation cost related to stock options was approximately $29.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2022	1,584,709	$0.001
Shares granted	759,266	18.000
Shares forfeited	(88,849)	0.001
Share vested	(513,036)	0.001
Balance at September 30, 2023	1,742,090	—

The Company did not issue any shares of restricted common stock during the three months ended September 30, 2023. The Company issued shares of restricted common stock during the nine months ended September 30, 2023, which consisted only of restricted stock units. The Company did not issue any shares of restricted common stock during the three and nine months ended September 30, 2022. The weighted average grant date fair value per share of restricted common stock grants for the nine months ended September 30, 2023 was $18.00. As of September 30, 2023, total unrecognized stock-based compensation cost related to restricted stock was approximately $11.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of September 30, 2023 and December 31, 2022, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

September 30, 2023
Common stock options outstanding	3,770,701
Shares available for issuance under the Plans	3,762,865
Shares available for issuance under the ESPP	747,679
8,281,245

11. Subsequent Event

On November 9, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") with Hercules and the Lenders party thereto, which amended the Loan Agreement. The Second Amendment amended the following: (i) with respect to the remaining $5.0 million under Term Loan Tranche 1, modified the period during which the Company may borrow thereunder to start on January 1, 2024 and end July 19, 2024 (or such earlier date if Lenders elect in their sole discretion), (ii) with respect to Term Loan Tranche 2, modified the period during which the Company may borrow thereunder to start on January 1, 2024 and end July 19, 2024 (or such earlier date if Lenders elect in their sole discretion) and (iii) with respect to Term Loan Tranche 3, modified the period during which the Company may borrow thereunder to end on the earlier of (x) September 15, 2024 and (y) 30 days following the date the Company achieves the Tranche 3 Milestone. The Company did not incur any fees in connection with the Second Amendment.

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt and the sale of common stock in our initial public offering (IPO) which closed in May 2022. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $324.4 million. From inception to September 30, 2023, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 were $31.8 million, $16.8 million, $86.6 million, and $138.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $351.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and nine months ended September 30, 2023 and 2022, we incurred $55,000, $0.7 million, $0.3 million, and $2.3 million, respectively, of research and development expenses for Takeda’s services.

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to any future pandemic or other disease outbreaks or geopolitical events or war; and
•
the safety, purity, potency, immunogenicity and efficacy of the vaccine candidate.

In-Process Research and Development

In-process research and development expenses for the nine months ended September 30, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use. We did not incur any in-process research and development expenses during the three and nine months ended September 30, 2023.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$27,308	$13,315	$13,993
General and administrative	6,603	4,577	2,026
Total operating expenses	33,911	17,892	16,019
Loss from operations	(33,911)	(17,892)	(16,019)
Other income (expense):
Interest income	$1,690	1,317	373
Interest expense	(717)	(205)	(512)
Other income (expense)	1,123	(25)	1,148
Total other income	2,096	1,087	1,009
Net loss	$(31,815)	$(16,805)	$(15,010)

Research and development expenses. Research and development expenses were $27.3 million and $13.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $14.0 million primarily consisted of $9.7 million of clinical development expenses related to HIL-214, $3.4 million of personnel-related expenses, primarily due to the increase in headcount, including $1.4 million of stock-based compensation expense, and $0.6 million of facility and other expenses.

General and administrative expenses. General and administrative expenses were $6.6 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.0 million primarily consisted of $2.0 million of personnel-related expenses, primarily due to the increase in headcount, including $1.7 million of stock-based compensation expense, and $0.6 million of facility and other expenses, partially offset by a decrease of $0.6 million in professional services expenses.

Other income (expense). Other income of $2.1 million for the three months ended September 30, 2023 primarily consisted of $1.7 million of interest income on our cash, cash equivalents and marketable securities and $1.1 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility. Other income of $1.1 million for the three months ended September 30, 2022 primarily consisted of $1.3 million of interest income on our cash and cash equivalents, offset by $0.2 million of interest expense on our term loan facility.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$73,425	$28,352	$45,073
In-process research and development	—	2,500	(2,500)
General and administrative	19,629	11,162	8,467
Total operating expenses	93,054	42,014	51,040
Loss from operations	(93,054)	(42,014)	(51,040)
Other income (expense):
Interest income	$6,717	1,657	5,060
Interest expense	(1,666)	(3,157)	1,491
Change in fair value of convertible promissory notes	—	(51,469)	51,469
Change in fair value of warrant liabilities	—	(43,575)	43,575
Other income (expense)	1,397	(63)	1,460
Total other income (expense)	6,448	(96,607)	103,055
Net loss	$(86,606)	$(138,621)	$52,015

Research and development expenses. Research and development expenses were $73.4 million and $28.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $45.1 million primarily consisted of $32.3 million of clinical development expenses related to HIL-214, $10.3 million of personnel-related expenses, primarily due to the increase in headcount, including $3.7 million of stock-based compensation expense, $1.7 million of facility and other expenses, and $0.8 million of consulting related expenses.

In-process research and development expenses. We had $2.5 million of in-process research and development expenses for the three months ended March 31, 2022 related to the Takeda License, which was entered into in 2021. We did not incur any in-process research and development expenses for the three and nine months ended September 30, 2023.

General and administrative expenses. General and administrative expenses were $19.6 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $8.5 million primarily consisted of $6.0 million of personnel-related expenses, primarily due to the increase in headcount, including $4.5 million of stock-based compensation expense, $2.1 million of facility and other expenses, and $0.4 million in professional services expenses, primarily due to D&O insurance as well as accounting, audit, tax, valuation and other services incurred.

Other income (expense). Other income of $6.4 million for the nine months ended September 30, 2023 primarily consisted of $6.7 million of interest income on our cash, cash equivalents and marketable securities and $1.4 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $1.7 million of interest expense on our term loan facility. Other expense of $96.6 million for the nine months ended September 30, 2022 primarily consisted of $51.5 million of other expense related to the increase in fair value of our convertible promissory notes, $43.6 million of other expense related to the increase in fair value of the Takeda Warrant, $2.8 million of interest expense on our outstanding convertible promissory notes and $0.3 million of interest expense on our term loan facility, offset by $1.6 million of interest income on our cash and cash equivalents.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO and an underwritten public offering in September 2023 and borrowings under our term loan facility. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $324.4 million.

Term Loan Facility

On April 18, 2022, we entered into a Loan and Security Agreement (the Existing Loan Agreement and, as amended by the First and Second Amendments (as defined below), the Loan Agreement) with Hercules Capital, Inc., as administrative and collateral agent (in such capacity, Hercules), and the lenders from time to time party thereto (the Lenders)¸ providing for term loans (Term Loans) of up to $75.0 million. Prior to June 16, 2023, we had borrowed $15.0 million in term loans under the Existing Loan Agreement and had the right thereunder to borrow (i) an additional $15.0 million of term loans until June 30, 2023 (Term Loan Tranche 1), (ii) an additional $20.0 million of term loans until June 30, 2023 (Term Loan Tranche 2), and (iii) subject to the achievement of certain clinical development milestones by the Company, an additional $25.0 million until March 31, 2024 (Term Loan Tranche 3).

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

On November 9, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") with Hercules and the Lenders party thereto, which amended the Existing Loan Agreement. The Second Amendment amended the following: (i) with respect to the remaining $5.0 million under Term Loan Tranche 1, modified the period during which the Company may borrow thereunder to start on January 1, 2024 and end July 19, 2024 (or such earlier date if Lenders elect in their sole discretion), (ii) with respect to Term Loan Tranche 2, modified the period during which the Company may borrow thereunder to start on January 1, 2024 and end July 19, 2024 (or such earlier date if Lenders elect in their sole discretion) and (iii) with respect to Term Loan Tranche 3, modified the period during which the Company may borrow thereunder to end on the earlier of (x) September 15, 2024 and (y) 30 days following the date the Company achieves the Tranche 3 Milestone. The Company did not incur any fees in connection with the Second Amendment. All Term Loans are subject to a minimum draw amount of $5.0 million and no event of default under the Loan Agreement having occurred and is continuing. The borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property and certain other assets.

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2023), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of September 30, 2023, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $25.5 million. As of September 30, 2023, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $34.4 million, with $0.4 million payable for the year ending December 31, 2023. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 9 — Convertible Promissory Notes and Long-Term Debt” of this Quarterly Report.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of September 30, 2023, no sales have been made pursuant to the Sales Agreement.

Underwritten Public Offering

On September 22, 2023, we completed an underwritten public offering, whereby we sold 9,200,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share for total net proceeds of $107.8 million.

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
•
any delays and cost increases that may result from any future pandemic or other disease outbreak or geopolitical events or war;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(65,177)	$(43,472)
Investing activities	(124,107)	(2,685)
Financing activities	118,385	215,282
Net increase (decrease) in cash, cash equivalents and restricted cash	$(70,899)	$169,125

Operating Activities

Net cash used in operating activities of $65.2 million for the nine months ended September 30, 2023 was primarily due to our net loss of $86.6 million, partially offset by a net change of $11.3 million in our operating assets and liabilities and $10.2 million of noncash charges primarily related to $9.8 million of stock-based compensation, $1.0 million related to the amortization of operating lease right-of-use assets, $0.4 million related to amortization of debt discount, $0.4 million related to issuance of PIK interest debt and $0.5 million related to depreciation expense, partially offset by $1.9 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to an increase of $4.3 million related to operating lease liabilities due to leasehold improvement reimbursements, $2.4 million in prepaid expenses and other current assets and $4.5 million in accounts payable and accrued expenses in support of the growth in our operating activities.

Net cash used in operating activities of $43.5 for the nine months ended September 30, 2022 was primarily due to our net loss of $138.6 million and a net change of $4.4 million in our operating assets and liabilities, offset by $99.5 million of noncash charges primarily related to the $51.5 million change in fair value of the August 2021 Notes, the $43.6 million change in fair value of the Takeda Warrants, $2.5 million related to acquired in-process research and development, $1.7 million of stock-based compensation and $0.2 million of noncash interest related to our term loan facility.

Investing Activities

Net cash used in investing activities of $124.1 million for the nine months ended September 30, 2023 was due to $129.1 million in purchases of marketable securities and $10.0 million in purchases of property and equipment, partially offset by $15.0 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $2.7 million for the nine months ended September 30, 2022 was primarily due to $2.5 million of cash paid for purchased in-process research and development and $0.2 million due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of $118.4 million for the nine months ended September 30, 2023 was due to $108.1 million of net proceeds from the issuance of common stock in our underwritten public offering, $9.8 million of net proceeds in borrowings under our term loan facility, $0.3 million in proceeds from the issuance of stock under our stock purchase plan and $0.2 million in proceeds from the exercise of common stock options.

Net cash provided by financing activities of $215.3 million for the nine months ended September 30, 2022 was primarily due to $210.6 million of net proceeds from our IPO and $4.7 million of net proceeds from borrowings under our term loan facility.

Contractual Obligations and Commitments

As of September 30, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2022 Form 10-K.

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

As of September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus for the IPO. As of September 30, 2023, we estimate that we have used approximately $126.1 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
10.1	Second Amendment to Loan and Security Agreement, dated November 9, 2023, by and between the Company and Hercules Capital, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

HilleVax, Inc.

Date: November 9, 2023	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)