Form 10-K
period 2023-12-31
HilleVax, Inc.
filed 2024-03-20
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $258.0 million based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $17.19 per share.

The number of shares of registrant's Common Stock outstanding as of March 11, 2024 was 49,700,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the Proxy Statement) for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILLEVAX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our most advanced program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda Vaccines, Inc. (Takeda) and its predecessor, LigoCyte Pharmaceuticals, Inc. (LigoCyte), which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug application (IND) was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. We expect to report top-line safety and clinical efficacy data in mid-2024. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness and, if approved, will help grow HilleVax into a leading global vaccines company.

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

In July 2021, Takeda granted us, among other things, an exclusive license (the Takeda License) under certain intellectual property to develop and commercialize HIL-214 (formerly TAK-214) worldwide (excluding Japan) in exchange for upfront consideration as well as future cash milestones and royalties on net sales. Takeda will retain commercialization rights in Japan, and we will integrate certain Japan development activities into our global development plan. As of March 1, 2024, our intellectual property portfolio for HIL-214 includes 25 issued U.S. patents, including eight issued U.S. composition and formulation patents covering HIL-214 and components thereof, all of which are licensed to us under the Takeda License.

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

HIL-214 has been extensively evaluated in nine Phase 1 and 2 clinical trials conducted by Takeda. Safety data generated across more than 4,500 subjects in these trials showed that HIL-214 was well tolerated across all age groups and had an adverse event (AE) profile similar to that of other approved alum-adjuvanted vaccines. In infants between six weeks and six months of age who received two doses of HIL-214, AEs were largely mild to moderate in intensity, with the most common reactions being fussiness (19-28%), drowsiness (16-21%), diarrhea (10-19%), and pain near the injection site (9-21%) in 180 subjects studied. In adults, systemic AEs were found to occur at a rate similar to placebo, with the most common local reaction being pain near the injection site (48% for HIL-214 vs. 38% for placebo) in a safety subset of 377 subjects. In addition, immunogenicity data has been collected in over 2,200 subjects. HIL-214 was found to induce antibody responses greater than eight-fold above baseline at least 28 days post vaccination against norovirus in all age groups. An extensive set of clinical dose finding and formulation studies were conducted to evaluate the immune response across age groups and between the two VLPs contained in HIL-214. In a clinical trial of military recruits, in which 4,712 subjects were administered HIL-214 or placebo, HIL-214 demonstrated an estimated 80% efficacy in preventing AGE caused by norovirus strains represented in our vaccine candidate and 62% efficacy for AGE caused by any norovirus strain (including those not represented in HIL-214) in the first 45 days post vaccination. We believe this trial demonstrated clinical proof of concept and protection against strains not included in the vaccine (i.e., heterotypic, or cross-protection).

Our near-term clinical development plan is focused on infants, a population in which norovirus is routinely circulating and infections are common. We initiated a Phase 2b clinical trial, NEST-IN1, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. We expect to report top-line safety and clinical efficacy data for this trial in mid-2024. While Takeda previously conducted both Phase 1 and 2 clinical trials of HIL-214, we have not previously completed any clinical trials. Based on the results from NEST-IN1, if positive, we plan to proceed to a pivotal Phase 3 efficacy trial in infants. We expect that the Phase 3 trial will enroll approximately 7,000 to 12,000 subjects that will be randomized 1:1 into the vaccine or control arm. We believe that successful completion of these Phase 2b and Phase 3 trials, together with existing clinical data and additional co-administration trials with other common pediatric vaccines and lot-to-lot consistency trials, will support regulatory submissions for marketing approval in the United States, Europe, Japan, and other key markets. We also expect these data to be evaluated by the Advisory Committee on Immunization Practices (ACIP), an advisory body of the Centers for Disease Control and Prevention (CDC) which develops vaccine recommendations for children and adults in the United States. New pediatric vaccines that receive a preferred recommendation from ACIP are historically widely adopted in the United States, with many reaching national immunization rates of over 90%. In addition, depending upon the results from our Phase 2b trial in infants, we also plan to initiate a series of trials to support the potential approval of HIL-214 for older children, adults, and older adults.

The global vaccine market was estimated to be over $140 billion in 2021. While there are currently no approved vaccines for the prevention of norovirus-related illness, we believe there are market analogues that we can use to estimate the size of the commercial opportunity for HIL-214. In the pediatric market, we believe that rotavirus vaccines are the closest analogue to HIL-214. Rotavirus was the leading cause of pediatric viral AGE before the introduction of the rotavirus vaccines, Rotarix and RotaTeq. These vaccines, approved only in infants, are now widely adopted worldwide, with many countries achieving vaccination rates above 80% among one-year-olds. Rotavirus vaccines generated approximately $1.6 billion in global sales in 2023. In the older adult market, we believe that Shingrix, a vaccine developed by GlaxoSmithKline to prevent shingles, and the newly launched RSV vaccines are analogues for HIL-214 due to the similarities in morbidity, mortality and economic burden between shingles, RSV, and norovirus each before the introduction of a vaccine. Shingrix generated $4.4 billion in sales in 2023. The RSVs Arexvy and Abrysvo, developed by GlaxosSmithKline and Pfizer, respectively, generated an aggregate of $1.2 billion in sales in the third quarter of 2023. Furthermore, we believe that there is a commercial opportunity in other groups at high risk for norovirus infection, such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.

Our pipeline

The following chart summarizes our current development programs.

In addition, in January 2024 we in-licensed rights to HIL-216, a hexavalent VLP vaccine candidate for norovirus that includes six common norovirus genotypes, GI.1, GII.2, GII.3, GII.4, GII.6 and GII.17. The IND for HIL-216 was cleared by the FDA in September 2023. We plan to initiate a Phase 1 clinical trial of HIL-216 in late 2024.

Our strategy

Our goal is to be a leader in the development and commercialization of novel vaccines. Our strategy is initially focused on the development and commercialization of HIL-214 as the first potential vaccine for the prevention of AGE caused by norovirus infection. Key elements of this strategy include:

•
Advance the clinical development of HIL-214 for the prevention of norovirus-caused AGE in infants. We are leveraging the extensive clinical data as well as our management team’s vaccine development experience to advance HIL-214 through Phase 2b and 3 clinical trials in infants. We believe that initial development of HIL-214 in infants will de-risk its advancement given the endemic nature of disease in this population, which allows for rapid case accrual, and the lack of pre-existing immunity to norovirus, which may enhance the ability to show the effect of a vaccine. We initiated a Phase 2b clinical trial, NEST-IN1, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data for this trial in mid-2024. Pending successful top-line data from the ongoing NEST-IN1 trial in infants, we plan to proceed to a pivotal Phase 3 efficacy trial in infants.
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
•
Pursue next generation norovirus vaccine candidate with in-license of HIL-216. We have in-licensed a hexavalent VLP norovirus vaccine candidate (HIL-216) from Chengdu Kanghua Biological Products Co., Ltd. (Kangh), a Chinese company. Our license provides world-wide rights to the vaccine outside of the Chinese market. We plan to develop HIL-216 as a potential next-generation, higher valency, VLP-based norovirus vaccine. We also plan to support alternative formulations or combinations where there is clear unmet need, clinical rationale, and commercial justification.
•
In-license or acquire additional products or technology platforms relevant to the prevention of other infectious diseases. We intend to take advantage of our management team’s vaccine expertise and extensive business development experience to opportunistically in-license or acquire additional innovative vaccines or technology platforms, such as our in-license of HIL-216.

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

HIL-214 design contains VLPs for major genotypes GI.1 and GII.4

1 Virus-Like Particles (VLPs)
2 Adjuvant
GI.1 VLP (Norwalk)
Consensus GII.4 VLP
Aluminum hydroxide
3 Norovirus Vaccine
Consensus Strategy
Presents epitopes from three different norovirus GII.4 strains on one VLP
Prefilled Syringe (intramuscular)

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

In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. We expect to report top-line safety and clinical efficacy data in mid-2024.

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

Phase 3 infant efficacy trial

Based on the results from NEST-IN1, if positive, we intend to consult with key regulatory authorities and initiate a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate the efficacy, safety, and immunogenicity of HIL-214 in a larger clinical trial. We expect that this trial will enroll approximately 7,000 to 12,000 subjects that will be randomized 1:1 into the vaccine or control arm. Trial sites under consideration are located in the United States, Latin America, Europe, and Japan.

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

HIL-214 commercial opportunity

The global vaccine market is estimated to have been over $140 billion in 2021. Pneumococcal vaccines have historically been the largest vaccine category, with $7 billion in sales in 2021. COVID-19 vaccines were the largest category in 2021 and 2022. We believe that the increased attention given to infectious diseases during the COVID-19 pandemic, and the important role of vaccines in disease prevention, is likely to further increase the size of the global vaccine market.

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

In the older adult market, we believe that Shingrix, a recombinant protein vaccine developed by GSK to prevent shingles, and the newly launched RSV vaccines developed by GSK and Pfizer, are analogues for HIL-214 due to the similarities in morbidity, mortality and economic burden between shingles, RSV and norovirus each before the introduction of a vaccine. Shingrix generated $4.4 billion in sales in 2023. The RSV Arexvy and Abrysvo, developed by GSK and Pfizer, respectively, generated $1.2 billion in sales in the third quarter of 2023. For comparison, norovirus today has a greater morbidity, mortality, and economic burden than shingles did before the introduction of shingles vaccines. Prior to shingles vaccines becoming available, shingles was estimated to result in 1 million illnesses, 46,000 hospitalizations, and 80 deaths each year among adults over 50 years of age in the United States, for a total societal cost of $2.4 billion. In contrast, norovirus results in 22 million illnesses, 96,000 hospitalizations, and 1,350 deaths each year among all age groups in the United States, for a total societal cost of $10 billion. Furthermore, we believe that there is a commercial opportunity for a norovirus vaccine in other groups at high risk for norovirus infection, such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.

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

Other development program

We have in-licensed HIL-216 from Chengdu Kanghua Biological Products Co., Ltd. (Kangh), a Chinese company. Our license provides world-wide rights to the vaccine outside of the Chinese market. HIL-216 includes six common norovirus genotypes, GI.1, GII.2, GII.3, GII.4, GII.6 and GII.17. We plan to develop HIL-216 as a potential next-generation, higher valency, VLP-based norovirus vaccine. The IND for HIL-216 was cleared by the FDA in September 2023. We plan to initiate our first Phase 1 clinical trial with HIL-216 in late 2024.

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

There are currently no approved vaccines for the prevention of norovirus-related illness. While we are not aware of all of our competitors’ efforts, based on public statements, we believe that several companies are in various stages of developing a vaccine for norovirus including China National Biotec, Chongqing Zhifei Biological, Icon Genetics, Moderna and Vaxart. We believe that China National Biotec, Chongqing Zhifei Biological and Icon Genetics are also focused on developing a vaccine consisting of VLPs representing the GI and GII genogroups of norovirus. Further, we believe that China National Biotec and Chongqing Zhifei Biological are also developing a pediatric vaccine for the prevention of norovirus-related illness. We believe that HIL-214 is well positioned to be the first norovirus vaccine approved in any market worldwide.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the vaccine candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of use of such pharmaceutical compositions or formulations. As of March 1, 2024, our patent portfolio covering HIL-214 consists solely of patents and patent applications exclusively licensed from Takeda. Subject to the terms of the Takeda License we entered into with Takeda on July 2, 2021, we have licensed from Takeda exclusive commercialization rights worldwide, excluding Japan, to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of HIL-214. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to HIL-214 composition of matter, methods of manufacturing HIL-214, formulations of HIL-214 products, as well as methods of use of HIL-214. As of March 1, 2024, our portfolio consists of approximately 25 issued U.S. patents, 6 pending U.S. patent applications, 1 pending international PCT application, 74 issued foreign patents including 7 issued European patents subsequently validated in individual European countries, and 47 foreign patent applications pending in major international markets. The issued patents and pending applications have nominal expiration dates ranging from 2027 to 2042, without accounting for any available patent term adjustments or extensions.

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

The other patent family covering manufacturing methods contains two U.S. patents projected to expire from 2033 to 2035, as well as a granted patent in each of Argentina, Australia, Europe, Hong Kong, India, Iran, Jordan, Lebanon, Republic of Korea, Mexico, Taiwan and Uruguay, all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions. The European patent in this family was validated in Belgium, Switzerland, Czech Republic, Germany, France, the United Kingdom, Ireland and Netherlands. There are additional pending patent applications in each of Argentina, Bangladesh, Canada, China, Gulf Co-Operation Council, Pakistan, Singapore, Venezuela and the U.S., all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions.

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

A second family covering VLP compositions and methods of use contains five U.S. patents projected to expire from 2027 to 2028, as well as two granted patents in each of Australia and China and a granted patent in each of Canada, Macau and Hong Kong, projected to expire from 2027 to 2028, in each case without accounting for any available patent term adjustments or extensions. There is an additional pending application in the U.S. and two in Singapore, projected to expire in 2028, in each case without accounting for any available patent term adjustments or extensions.

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

A fourth family covering VLP compositions and methods of use contains four US patents projected to expire in 2032, 1 pending United States patent application, as well as three granted patents in Eurasia, two granted patents in Australia, Europe, Mexico, New Zealand, Philippines and South Africa and a granted patent in each of Algeria, Canada, Chile, the Dominican Republic, Georgia, Hong Kong, Israel, India, Republic of Korea, Morocco, Malaysia, Peru, Singapore, Tunisia, Ukraine and Vietnam, also projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions. The first European patent in this family was validated in Austria, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Italy, Netherlands, Poland and Sweden. The second European patent in this family was validated in Austria, Belgium, Czech Republic, Germany, Denmark, Spain, Finland, France, the United Kingdom, Ireland, Italy, Netherlands, Norway, Poland, Sweden Slovakia and Turkey. There are two additional pending applications in China and an additional pending application in each of Brazil, Costa Rica, Ecuador, Egypt, Europe, Eurasia, Hong Kong, Philippines, Singapore, Thailand and Uzbekistan, all projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions.

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

In addition, the Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the candidate is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety, purity and potency after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A BLA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of all existing exclusivity protection or patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price (AMP). More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies, marketing authorization and any commercial sales and distribution of our product candidates. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country and can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Preclinical studies and clinical trials

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

Preclinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Preclinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, - e.g., radio pharmaceutical precursors for radio-labeling purposes). In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for preclinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceutical for Human Use (ICH), guidelines on good clinical practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Certain countries outside of the United States, including the EU, have a similar process that requires the submission of a clinical study application (CTA) much like the IND prior to the commencement of human clinical studies.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for the member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and the IRB, respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each countries with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing authorizations

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal products candidates can only be placed on the market after obtaining a marketing authorization (MA). To obtain regulatory approval of an investigational biological product under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
"Centralized MAs" are issued by the European Commission through the centralized procedure based on the opinion of the European Medicines Agency’s (EMA) Committee for Human Medicinal Products (CHMP), and are valid throughout the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products (ATMPs), such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.
•
"National MAs" are issued by the competent authorities of the EU member states and only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIiority MEdicine (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include, but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Standard MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving MA, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those ten years, a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Foreign post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (QPPV) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

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

Human Capital Resources

As of December 31, 2023, we had 90 full-time employees. Of these employees, 28 hold a M.D. or Ph.D. degree, and 60 were engaged in research and development. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were originally founded as a Delaware corporation on March 25, 2020 under the name MokshaCo, Inc. On February 8, 2021, we changed our name to HilleVax, Inc. and merged with North Bridge V, Inc. and YamadaCo III, Inc., each of which were Delaware corporations, with HilleVax, Inc. as the surviving entity. Our principal executive offices are located at 321 Harrison Avenue, Boston, Massachusetts 02118, and our telephone number is (617) 213-5054.

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
•
We currently depend entirely on the success of HIL-214, which is our only vaccine candidate in clinical development. If we are unable to advance HIL-214 in clinical development, obtain regulatory approval and ultimately commercialize HIL-214, or experience significant delays in doing so, our business will be materially harmed.
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
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
Use of HIL-214 or any other vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
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
•
If we are unable to obtain, maintain and enforce patent protection for HIL-214 or any other vaccine candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize HIL-214 or any other vaccine candidates may be adversely affected.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, and we have no products approved for clinical commercial sale. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, and preparing for our ongoing and planned clinical trials of HIL-214. We have not yet submitted an IND or its equivalent to any applicable regulatory agencies or completed any clinical trials, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, obtained regulatory approvals, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they would be if we had a history of successfully developing and commercializing vaccines.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If HIL-214 is not successfully developed, approved and commercialized, we may never generate any revenue. Our net losses were $123.6 million and $159.8 million for the years ended December 31, 2023 and 2022, respectively. We have financed our operations to date through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our IPO, and the proceeds from our underwritten public offering. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, HIL-214 and from general and administrative costs associated with our operations. HIL-214 and any other vaccine candidate, including HIL-216, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize HIL-214 and seek to identify, assess, acquire, in-license intellectual property related to or develop additional vaccine candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of HIL-214, HIL-216 and any other vaccine candidates, obtaining regulatory approval for these vaccine candidates, and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our vaccine candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of vaccine candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for HIL-214 and potentially seek regulatory approval for HIL-214 and potentially initiate clinical development of HIL-216 and any other vaccine candidates we may develop. In addition, if we are able to progress HIL-214 through development and commercialization, we will be required to make milestone and royalty payments to Takeda, from which we have in-licensed certain patents and know-how related to HIL-214 globally, other than in Japan, pursuant to the license agreement we entered into with Takeda on July 2, 2021 (the Takeda License), and with respect to HIL-216, will be required to make milestone and royalty payments to Kangh under our exclusive license agreement (the Kangh License). If we obtain regulatory approval for HIL-214 or any other vaccine candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reliably estimate the actual amounts necessary to successfully complete the development and commercialization of HIL-214 or any other vaccine candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We do not have any committed external source of funds.

Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and need to seek additional funds sooner than planned. Our existing cash and cash equivalents will not be sufficient to complete development of HIL-214, or any other vaccine candidate, and we will require substantial capital in order to advance HIL-214 and any other vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, non-dilutive sources of financing, such as grants, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop HIL-214 and any other vaccine candidates.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, results, costs and timing of, our ongoing and planned clinical trials of HIL-214 and preclinical studies or clinical trials of HIL-216 or other potential vaccine candidates we may choose to pursue in the future, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for HIL-214, or any other vaccine candidates, and placebo to be used in our trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of HIL-214 or other vaccine candidates;
•
any delays and cost increases that may result from any epidemic diseases, such as the COVID-19 pandemic, including any associated supply chain disruption and staffing shortages;
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
•
the costs and timing of establishing or securing sales and marketing capabilities if HIL-214 or any other vaccine candidates are approved;
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

Conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize HIL-214 and any other vaccine candidates. If approved, HIL-214 and any other vaccine candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of HIL-214, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

Risks Related to the Development and Regulatory Approval of Our Vaccine Candidates

We currently depend entirely on the success of HIL-214, which is our most advanced vaccine candidate. If we are unable to advance HIL-214 in clinical development, obtain regulatory approval and ultimately commercialize HIL-214, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one vaccine candidate in clinical development, HIL-214, the intellectual property for which we have in-licensed from Takeda and which is in Phase 2 clinical development. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize HIL-214 in a timely manner. This may make an investment in our company riskier than similar companies that have multiple vaccine candidates in active development that may be able to better sustain the delay or failure of a vaccine candidate. In addition, our assumptions about HIL-214’s development potential are based in large part on the data generated from preclinical studies and clinical trials conducted by Takeda and Ligocyte and we may observe materially and adversely different results as we conduct our ongoing and planned clinical trials. The success of HIL-214, as well as HIL-216 and any other vaccine candidates, will depend on several factors, including the following:

•
acceptance by the FDA, the European Medicines Agency (EMA) or other comparable foreign regulatory authorities of our proposed design of our planned clinical trials, as well as our proposed immunobridging strategy to additional subject populations;

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
•
demonstrating the safety, purity, potency, immunogenicity and efficacy of HIL-214 and any other vaccine candidates to the satisfaction of applicable regulatory authorities;
•
making arrangements with third-party manufacturers for, or establishing, manufacturing capabilities for the clinical and, if approved, commercial supply of HIL-214 and any other vaccine candidates;
•
receipt of marketing approvals from applicable regulatory authorities, including approvals of biologics license applications (BLAs) or supplements from the FDA and similar marketing authorization applications (MAAs) from the European Commission, and maintaining such approvals;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of HIL-214, if and when approved, whether alone or in collaboration with others;
•
obtaining, establishing and maintaining patent and trade secret protection or regulatory exclusivity for HIL-214;
•
maintaining an acceptable safety profile of HIL-214 and any other vaccine candidates following regulatory approval, if any;
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell HIL-214 and any other vaccine candidates; and
•
acceptance of our products, if approved, by patients, the medical community and third-party payors.

In addition, our development plan for HIL-214 initially targets the prevention of moderate to severe AGE caused by norovirus in infants. Depending on the feedback we receive from regulatory agencies, we may decide to further limit our initial target population to a subset of infants, such as infants with certain underlying health conditions common within this age range, or we may materially modify our current plans to use immunobridging studies based on a serology surrogate endpoint and or the criteria proposed to seek subsequent regulatory authorizations in older children, adults and older adults. Limiting our target patient population may negatively impact our ability to complete clinical trials or studies within our planned timeline and could limit the commercial potential of HIL-214. If we are unable to develop, receive marketing approval for and successfully commercialize HIL-214 or any other vaccine candidate in our targeted patient populations, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.

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

In addition, under the Takeda License, Takeda, a third party over which we have no control, has the right to develop and commercialize HIL-214 in Japan. If Takeda conducts any clinical trials of HIL-214 or if such trials generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of HIL-214, require us to conduct additional clinical trials as a condition to marketing approval, or withdraw their approval of HIL-214 or otherwise restrict our ability to market and sell HIL-214, if approved. We face similar risks with respect to Kangh’s rights to develop this candidate in Greater China under the Kangh License.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (CROs), may impact our developments plans.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of HIL-214 or any other vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, potency, immunogenicity and efficacy of the vaccine candidates in humans. In September 2021, an open IND was transferred to us by Takeda, under which we initiated a Phase 2b clinical trial. Before we can initiate clinical trials for HIL-216 or any other vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND with the FDA or as part of any similar regulatory submission required for allowance to proceed with clinical development. The FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies, or added clinical evaluation under any IND, clinical trial application or similar regulatory submission, which may lead to delays and increase the costs of our clinical development program. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for HIL-214, HIL-216 and any other vaccine candidates could significantly affect our product development timelines and product development costs.

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
•
obtaining regulatory authorizations or allowances to commence a trial or reaching a consensus with regulatory authorities on trial design;
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
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from an outbreak of a highly infectious or contagious disease;
•
insufficient incidence of norovirus infection to allow us to evaluate the endpoints in our clinical trials of HIL-214;
•
individuals choosing an alternative product for the indication for which we are developing HIL-214 or any other vaccine candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe or serious unexpected vaccine-related adverse effects;
•
occurrence of vaccine-related serious adverse events in trials of other protein-based vaccine candidates conducted by other companies that could be considered similar to HIL-214 or any other vaccine candidates;
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

Further, conducting clinical trials in foreign countries, as we are and plan to do for HIL-214 and may do for HIL-216 and other vaccine candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a vaccine candidate. We may make formulation or manufacturing changes to HIL-214 or any other vaccine candidates, in which case we may need to conduct additional preclinical studies to bridge our modified vaccine candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our vaccine candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of HIL-214 or any other vaccine candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for HIL-214, HIL-216 or any other vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

Specifically for our planned Phase 3 trial of HIL-214, we believe the convenience of potentially co-administrating HIL-214 with other pediatric vaccines may be an important factor in timely enrolling subjects into the trial. We plan to conduct a Phase 2 trial to evaluate the immune response to routine pediatric vaccinations when co-administered with HIL-214 or placebo. This trial will be designed to gather data to help support potential co-administration in our planned Phase 3 trial. An inability to co-administer HIL-214 in our planned Phase 3 trial may negatively affect enrollment.

We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

As an organization, we have never completed any clinical trials, and we may be unable to do so for HIL-214 or any other vaccine candidates.

We will need to successfully complete our planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market HIL-214 or any other vaccine candidates. Carrying out clinical trials and the submission of a successful BLA or MAA is a complicated process. We initiated a Phase 2b clinical trial of HIL-214 in infants in May 2022. Takeda previously conducted both Phase 1 and 2 clinical trials of HIL-214, and we have not previously completed any clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that enables us to seek and maintain approval of HIL-214 or any other vaccine candidates. We may require more time and incur greater costs than Takeda required, or than our competitors require, and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs or MAAs for and potentially commercializing HIL-214 or any other vaccine candidates.

Use of HIL-214 or any other vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with HIL-214 or any other vaccine candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects. Vaccine-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects caused by our vaccine candidates when used alone or in combination with approved drugs, biologics or vaccines could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Any of these occurrences could severely harm our business, prospects, operating results and financial condition.

Moreover, if HIL-214 or any other vaccine candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the vaccine candidate if approved. We may also be required to modify our development and clinical trial plans based on findings after we commence clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compounds. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

In addition to our ongoing Phase 2b clinical trial in infants and planned Phase 3 clinical trials, we will need to conduct co-administration trials with other vaccines as required to fit into a pediatric vaccination schedule, as well as other required pediatric trials. It is possible that as we test HIL-214 or any other vaccine candidates in larger, longer and more extensive clinical trials, or if the use of these vaccine candidates becomes more widespread following regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of HIL-214 in any trials that may be conducted by Takeda, such issues may adversely affect the development potential of HIL-214 or result in regulatory authorities restricting our ability to develop HIL-214.

In addition, if HIL-214 or any other vaccine candidate receives marketing approval, and we or others later identify undesirable side effects caused by such vaccine, a number of potentially significant negative consequences could result, including:

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

Vaccine candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation and compliance may cause unanticipated delays or prevent the receipt of the required approvals and licenses to commercialize HIL-214 and any other vaccine candidates.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of vaccine candidates are subject to extensive regulation by the FDA in the United States, the EMA in the European Union

(EU) and by comparable foreign regulatory authorities in other foreign markets. In the United States, we are not permitted to market our vaccine candidates until we receive regulatory approval from the FDA in the United States, which is referred to as licensure. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the vaccine candidates involved, as well as the target indications and populations. Approval policies or regulations may change, and the FDA and the EMA have substantial discretion in the vaccine approval process, including the ability to delay, limit or deny approval of a vaccine candidate for many reasons. Despite the time and expense invested in clinical development of vaccine candidates, regulatory approval is never guaranteed. We are not permitted to market any of our vaccine candidates until we receive approval of a BLA from the FDA in the United States or a MAA by the European Commission in the EU.

Prior to obtaining approval to commercialize a vaccine candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities, that such vaccine candidates are safe, pure and potent and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our vaccine candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. The FDA, EMA or other comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for HIL-214 or any other vaccine candidates either prior to approval or post-approval, or may object to elements of our clinical development program.

The FDA or other comparable foreign regulatory authorities can delay, limit or deny approval of a vaccine candidate for many reasons, including:

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
•
such authorities may disagree regarding the formulation, labeling and/or the specifications of HIL-214 or any other vaccine candidates;
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

Of the large number of vaccines and biologics in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market HIL-214 and any other vaccine candidates, which would significantly harm our business, results of operations and prospects.

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

Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing HIL-214 or any other vaccine candidates.

We may not be successful in our efforts to investigate HIL-214 in additional age groups or in additional indications and formulations. We may expend our limited resources to pursue a particular indication or formulation for HIL-214 and fail to capitalize on vaccine candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific vaccine candidates, development programs and indications. We plan to focus our initial development efforts on evaluating HIL-214 for the prevention of moderate-to-severe acute gastroenteritis caused by norovirus in infants. We then plan to pursue an immunobridging strategy to expand the development of HIL-214 to older children, adults, older adults and other high-risk groups. Immunobridging studies aim to demonstrate non-inferiority of immune response against a pre-specified criteria between a reference age group (i.e., infants) and target age groups in specific clinical trials. These studies require an appropriate and acceptable serological surrogate and assay and are designed to support supplemental or additional marketing authorization for other age groups without the need for an efficacy trial. However, we may not be able to confirm an appropriate serological surrogate in our infant efficacy trials and even if we do, the FDA, EMA or other comparable foreign regulatory authority may not support our proposed immunobridging criteria or strategy. If either of these events occur, we would be required to conduct additional efficacy clinical trials in adults, which would lead to significant delays and would materially increase the costs of our clinical development program for HIL-214 in these additional age groups. We may also evaluate alternative formulations or combinations of HIL-214, including through the addition of new norovirus strains to cover relevant or emerging genotypes, as well as additional vaccine candidates such as HIL-216. As a result of our decision to pursue a given age group, formulation or indication, or particular vaccine candidate, we may forgo or delay pursuit of opportunities with other vaccine candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and vaccine candidates for specific indications may not yield any commercially viable vaccine candidates. If we do not accurately evaluate the commercial potential or target market for a particular vaccine candidate, we may relinquish valuable rights to that vaccine candidate through collaborations, license agreements and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such vaccine candidate.

If the incidence rates of infection for the specific pathogens we are targeting are smaller than we believe they are, our clinical development may be adversely affected, and our business may suffer.

Our projections of both the number of people who have a norovirus infection, as well as the subset of people with genotypes who have the potential to benefit from treatment with HIL-214 and any other vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for the noroviruses we aim to address with HIL-214 and any other vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes are based on our current estimates for rates of infection for the specific norovirus targeted by HIL-214, and such rates and estimates may have been affected by the COVID-19 pandemic and resulting changes in social interactions and behaviors. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, the time required to evaluate trial endpoints in these subjects and the overall time to complete the trial, may result in us having to repeat a clinical trial, or could impact the likelihood of success of our clinical development.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular vaccine candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, HIL-214 and any other vaccine candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Changes in methods of vaccine candidate manufacturing or formulation may result in additional costs or delay.

As vaccine candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, the manufacturing process being used to produce clinical material for our ongoing and planned clinical trials is different than that used in prior trials of HIL-214. These changes and any future changes we may make to HIL-214 or any other vaccine candidates may cause such candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. Such changes or negative trial results could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential marketing approval and jeopardize our ability to commercialize HIL-214 or any other vaccine candidates, if approved, and generate revenue.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, other government agencies and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government or foreign regulatory agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA resumed standard inspection operations of any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We heavily rely on the Takeda License to provide us with intellectual property rights to develop and commercialize HIL-214. If the Takeda License is terminated, we would lose our rights to develop and commercialize HIL-214.

Pursuant to the Takeda License, we have, among other things, secured an exclusive license from Takeda under certain patents and know-how relating to HIL-214 to commercialize HIL-214 globally, with the exception of Japan. The Takeda License expires on a country-by-country basis and product-by-product basis upon the expiration of the applicable royalty term with respect to each product in each country, as applicable, or in its entirety upon the expiration of the royalty term with respect to the last product commercialized in the last country, unless terminated earlier. We may terminate the Takeda License in its entirety without cause upon six months’ prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Takeda License, we may not have sufficient funds available to meet our obligations, Takeda has the right to terminate the Takeda License upon our uncured failure to pay Takeda. If the Takeda License is terminated, we would lose our rights to develop and commercialize HIL-214, which in turn would have a material adverse effect on our business, operating results and prospects. We face similar risks with respect to our rights to HIL-216 under the Kangh License.

We rely on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize HIL-214 and any other vaccine candidates may be delayed.

We depend on third parties to conduct our preclinical studies and clinical trials for HIL-214 and any other vaccine candidates. Specifically, we rely on, and will continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for HIL-214 and any other vaccine candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Furthermore, our clinical trials must be conducted with vaccine candidates and placebo produced under cGMP and similar foreign regulations. Failure to comply with these regulations may require us to repeat clinical trials or recall batches of our vaccine candidate or placebo, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. Pursuant to the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda for the supply of HIL-214 for our Phase 2b clinical trial in infants. We also will rely on Kangh for the supply of HIL-216 for use in our near-term clinical trials. We also rely, and expect to continue to rely, on additional third-party manufacturers for the manufacture of HIL-214, placebo, critical reagents and related raw materials for clinical development, as well as for commercial manufacture if HIL-214, HIL-216 or any other vaccine candidate receives marketing approval. The facilities used by third-party manufacturers to manufacture our vaccine candidates must be approved for the manufacture of such candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. In addition, we have no control over the ability of third-party manufacturers to procure raw material supplies and maintain adequate quality control, quality assurance and qualified personnel. Furthermore, the process of manufacturing biologics is complex and highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business. Further, our clinical supply of HIL-214, HIL-216 and placebo for use in future clinical trials has a shelf life that may expire prior to the full enrollment of our ongoing and planned clinical trials causing similar delays or other supply disruptions. Any performance failure on the part of our third-party manufacturers could delay clinical development or marketing approval of HIL-214 or any other vaccine candidate, and may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, and HIL-214 and any other vaccine candidates that we may develop may compete with other vaccine candidates and products for access to such manufacturers and manufacturing facilities. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture HIL-214 or any other vaccine candidates.

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

Our third-party manufacturers may be unable to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority. In order for us to use the material manufactured by third-party manufacturers, their manufacturing facilities in which our materials are produced must comply with applicable laws and regulations governing the manufacture of biologic product candidates, and upon a request for marketing authorization, these facilities must be authorized for the manufacture of HIL-214 and any other vaccine candidates in connection with any approval of a marketing application we submit. If the FDA or any comparable foreign regulatory authority determines that such facilities are noncompliant or does not authorize these facilities to manufacture our vaccine candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our vaccine candidates, if approved. While we are seeking to identify and secure additional third-party contract manufacturers, we may be unable to do so at an acceptable cost, or at all, which could significantly impact our ability to obtain regulatory approval for or commercialize HIL-214, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of vaccine candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, our third-party manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate clinical trials of HIL-214 or any other vaccine candidates;
•
delay in submitting regulatory applications, or receiving marketing approvals, for HIL-214 or any other vaccine candidates;
•
subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of HIL-214 or any other vaccine candidates; and
•
in the event of approval to market and commercialize HIL-214 or any other vaccine candidates, an inability to meet commercial demands for such vaccines.

Any performance failure on the part of Takeda or other future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. In addition, our current and anticipated future dependence upon others for the manufacture of HIL-214 and any other vaccine candidates may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.

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

We may seek to enter into collaborations, joint ventures, license agreements and other similar arrangements for the development or commercialization of HIL-214 and any other vaccine candidates, due to capital costs required to develop or commercialize the vaccine candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, HIL-214 or any other vaccine candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view such vaccine candidates as having the requisite potential to demonstrate safety, immunogenicity and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex.

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

Collaborations involving HIL-214 or any other vaccine candidates would pose significant risks to us, including the following:

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

Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to HIL-214 or any other vaccine candidates, could delay the development and commercialization of such vaccine candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of HIL-214 and Any Other Vaccine Candidates

Even if we receive regulatory approval for HIL-214 and any other vaccine candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, HIL-214 and any other vaccine candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our vaccine candidates, when and if any of them are approved.

Any regulatory approvals that we may receive for HIL-214 or any other vaccine candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of HIL-214 or any other vaccine candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves HIL-214 or any other vaccine candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar foreign requirements, and GCP requirements for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements or later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize HIL-214 or any other vaccine candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

HIL-214 and any other vaccine candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, the FDA may approve a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. We believe that HIL-214 or any other vaccine candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our vaccine candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated.

The commercial success of HIL-214 or any other vaccine candidates will depend upon the degree of market acceptance of such vaccine candidates by healthcare providers, vaccine recipients, healthcare payors and others in the medical community, which is reliant on a number of factors, including the receipt of a preferred recommendation from the ACIP or other foreign national immunization technical advisory groups.

HIL-214 and any other vaccine candidates may not be commercially successful. Even if HIL-214 or any other vaccine candidates receive regulatory approval, they may not gain market acceptance among healthcare providers, individuals within our target population, healthcare payors, NITAGs or the medical community. The commercial success of any of HIL-214 or any other vaccine candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

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

In the United States, the ACIP develops vaccine recommendations, and there are similar NITAG agencies in other jurisdictions around the world that develop vaccine recommendations. To develop its recommendations, the ACIP forms working groups that gather, analyze and prepare scientific information. The ACIP also considers many of the factors above, as well as myriad additional factors such as the value of vaccination for the target population regarding the outcomes, health economic data and implementation issues. The ACIP recommendations are also made within categories, such as in an age group or a specified risk group, and vaccines that receive a preferred ACIP recommendation are generally widely adopted in the United States. Following completion of our Phase 2b and 3 clinical trials of HIL-214 in infants, if achieved, ACIP may decline to recommend our vaccine. In addition, the failure of any other developer of norovirus vaccine candidates to secure such an ACIP recommendation, or any limitations of any ACIP recommendations secured by any other developers, may limit the market opportunity of HIL-214 or any other vaccine candidates. If HIL-214 or any other vaccine candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable.

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

Any regulatory approval that the FDA grants is limited to those indications and patient populations for which a biologic product is deemed to be safe, pure and potent by the FDA. While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the FDA, our ability to promote HIL-214 and any other vaccine candidates, if approved, will be narrowly limited to those indications and populations that are specifically approved by the FDA, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of HIL-214 or any other vaccine candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of HIL-214 or any other vaccine candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most vaccine recipients to be able to afford prescription medications such as HIL-214 and any other vaccine candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved vaccine candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require copayments that vaccine recipients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available, or at an acceptable level, for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new vaccines will be covered. Some third-party payors may require pre-approval of coverage for new or innovative products before they will reimburse healthcare providers who use such products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for HIL-214 and any other vaccine candidates. In addition, certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP and on the CDC’s National Immunization Program, without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children up to 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered for reimbursement under either Medicare Part B or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If HIL-214 or any other vaccine candidates, if approved, are reimbursed only under the Part D program, healthcare providers may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payment associated with the Part D program.

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

There are currently no approved vaccines for the prevention of norovirus-related illness. While we are not aware of all of our competitors’ efforts, based on public statements, we believe that several companies are in various stages of developing a vaccine for norovirus-related illness, including China National Biotec, Chongqing Zhifei Biological, Icon Genetics, Moderna and Vaxart. We believe that China National Biotec, Chongqing Zhifei Biological and Icon Genetics are also focused on developing a vaccine consisting of VLPs representing the GI and GII genogroups of norovirus. Further, we believe that China National Biotec and Chongqing Zhifei Biological are also developing a pediatric vaccine for the prevention of norovirus-related illness.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for HIL-214 or any other vaccine candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the extent to which vaccine recipients accept relatively new vaccines, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competing products may render HIL-214 or any other vaccine candidates we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such vaccine candidate. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If HIL-214 or any other vaccine candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming. Alternatively, we may need to collaborate with third parties that have direct sales forces and established distribution systems, in lieu of or to augment our own sales force and distribution systems. We plan to independently commercialize HIL-214, if approved, in the United States by building a highly-targeted sales force to support the adoption of HIL-214 and we plan to seek one or more partners with existing commercial infrastructure and expertise in markets outside the United States. We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize HIL-214 and any other vaccine candidates in foreign markets, particularly Europe. We are not permitted to market or promote any vaccine candidate before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for HIL-214 or any other vaccine candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of HIL-214 and any other vaccine candidates. Approval procedures may be more onerous than those in the United States and may require that we conduct additional preclinical studies or clinical trials. If we obtain regulatory approval of vaccine candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to HIL-214, HIL-216 or any other vaccine candidates, which may change from time to time;

•
the timing and success or failure of preclinical studies or clinical trials for HIL-214, HIL-216 or any other vaccine candidates or competing vaccine candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
coverage and reimbursement policies with respect to HIL-214 or any other vaccine candidates, if approved, and potential future drugs that compete with our products;
•
the cost of manufacturing HIL-214 or any other vaccine candidates, which may vary depending on the quantity of production and the terms of our agreements with Takeda, Kangh and any future third-party manufacturers;
•
the timing and amount of the milestone, royalty or other payments we will be required to pay to Takeda pursuant to the Takeda License or Kangh under the Kangh License;
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

As of December 31, 2023, we had 90 full-time employees, including 60 employees engaged in research and development. As we continue development and pursue the potential commercialization of our vaccine candidates, as well as transition to functioning as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. In addition, we may need to expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. Our future financial performance and our ability to develop and commercialize HIL-214 and any other vaccine candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.

On April 18, 2022, we entered into a Loan and Security Agreement (Loan Agreement) with Hercules Capital, Inc., as administrative and collateral agent, and the lenders party thereto, providing for term loans of up to $75.0 million in the aggregate (collectively, Term Loans). We borrowed $5.0 million on April 18, 2022, $10.0 million on December 15, 2022, and an additional $10.0 million on June 16, 2023. We have the right to borrow an additional $50.0 million in the aggregate subject to the achievement of certain specified financing and clinical development milestones (as described in the section titled “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Term Loan Facility”) and no event of default having occurred and be continuing. All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, including intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, the lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices, including consulting agreements with certain physicians who are paid in the form of stock or stock options as compensation for services provided to us, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize HIL-214 and any other vaccine candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell HIL-214 and any other vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. At the federal level, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's AMP. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for HIL-214 and any other vaccine candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize HIL-214 and any other vaccine candidates, if approved.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the ongoing and planned clinical trials of HIL-214 and any other vaccine candidates and will face an even greater risk if we commercialize such vaccine candidates. For example, we may be sued if HIL-214 or any other vaccine candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the vaccine candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, vaccine recipients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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
•
significant negative financial impact;
•
the inability to commercialize HIL-214 or any other vaccine candidates; and
•
a decline in our stock price.

We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of HIL-214 or any other vaccine candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of HIL-214 or any other vaccine candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and patient health information, in connection with our preclinical studies and clinical trials, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) passed in California and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions of the CPRA went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the General Data Protection Regulation (GDPR) imposes stringent requirements regarding the collection, use, disclosure, storage, transfer or other processing of personal data of individuals within the European Economic Area (EEA) or in the context of our activities taking place within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on 'Enhancing Safeguards for United States Signals Intelligence Activities' which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, following the withdrawal of the United Kingdom from the European Union and the EEA and the end of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, which, together with the amended UK Data Protection Act 2018 (collectively, the "UK GDPR"), retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. These attacks can present meaningful risks to our operations, data and commercial information. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, subject us to regulatory action or investigation, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture HIL-214, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of HIL-214 or any other vaccine candidate could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. In December 2023, we experienced a security incident resulting from an in-person fraudulent impersonation of an employee which permitted a third party to gain limited access to our systems. We promptly activated incident response protocols, which included shutting down certain systems, and commenced an investigation of the incident. We also notified Federal law enforcement and engaged outside legal counsel and other third-party incident response and cybersecurity professionals, as well as forensic professionals. Based on our assessment, the incident has not had a material impact on us, and we do not believe the incident has materially affected or will materially affect us, including our operations, business strategy, results of operations, or financial condition.

While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships and the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material.

Our business is subject to risks arising from pandemics and other epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies, financial markets, labor markets and supply chains. Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for HIL-214 for use in our clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, result in a decrease in the incidence of norovirus infection among trial subjects delaying any evaluation of the endpoints in our clinical trials of HIL-214 and the ultimate completion of such trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for HIL-214 or any other vaccine candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize HIL-214 or any other vaccine candidates may be adversely affected.

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

If we or our licensors fail to adequately maintain, enforce and protect our licensed intellectual property, our ability to commercialize HIL-214 or any other vaccine candidates could suffer. We do not have complete control over the maintenance, enforcement, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. Therefore, such in-licensed patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves, or may not be conducted in accordance with our best interests. Furthermore, there are certain limitations to our right to enforce certain exclusively licensed patents, including, for example, the requirement that we obtain the licensor’s consent prior to settling lawsuits related to such patents. If our licensors fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our vaccine candidates that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the Takeda License and the Kangh License are, and any future agreements under which we license intellectual property or technology from third parties may be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on reasonable terms, we may be unable to successfully develop and commercialize the affected technology or vaccine candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize HIL-214 or any other vaccine candidates, or we could lose other significant rights, experience significant delays in the development and commercialization of our vaccine candidates, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our vaccine candidates.

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

Filing, prosecuting and defending patents on HIL-214 and any other vaccine candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our or our licensors’ intellectual property in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our in-licensed patents, if pursued and obtained, or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.

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

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of HIL-214 or one or other vaccine candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of HIL-214 or any other vaccine candidate we may develop, one or more of our in-licensed issued U.S. patents or issued U.S. patents we may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension (PTE) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize HIL-214. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that HIL-214 or any other vaccine candidates, and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that HIL-214 or any other vaccine candidates will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our vaccine candidates, might accuse us of infringing. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our vaccine candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing, misappropriating or violating other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with HIL-214 or any other vaccine candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to HIL-214 or any other vaccine candidates or utilize similar technology but that are not covered by the claims of the patents that we license;
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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. For example, HIL-214 or any other vaccine candidates may require specific formulations to work effectively and efficiently and we may develop vaccine candidates containing our compounds and pre-existing pharmaceutical compounds, which could require us to obtain rights to use intellectual property held by third parties. For example, we may find from our preclinical or clinical trials that HIL-214 or any other vaccine candidates achieve improved efficacy through combination with proprietary adjuvants. We may not be able to achieve long-term access to these adjuvants or may be only able to do so under unfavorable terms. This could limit the effectiveness of HIL-214 or any other vaccine candidates if we are unable to obtain access to these adjuvants or could impact our potential profitability if we can only obtain access under unfavorable terms. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize HIL-214 or any other vaccine candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional vaccine candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

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
•
regulatory approval of HIL-214 or any other vaccine candidates, or limitations to specific label indications or target populations for its use, or changes or delays in the regulatory review process;
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

As of March 1, 2024, our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting and "pay versus performance" disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, blizzards and other extreme weather conditions, fires, public health pandemics or epidemics (including, for example, the COVID-19 pandemic) and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce HIL-214. Our ability to obtain clinical supplies of HIL-214 or any other vaccine candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Boston, Massachusetts, where we are subject to both severe winter and summer weather conditions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation

(FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our IPO or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income (subject to limitations), if any, until such unused losses expire (if at all). As of December 31, 2023, we had net operating loss (NOL) carryforwards of $47.8 million for federal income tax purposes and $36.5 million for state income tax purposes. Our state NOL carryforwards begin to expire in various amounts in 2041. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk Management and Strategy

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the Center for Internet Security Framework (CISF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CISF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
an external security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Related to Our Business Operations and Industry - Our information technology systems, or those of any of our service providers, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Audit Committee) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from management, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including the General Counsel and Chief Administrative Officer and Senior Director, IT, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants.

Our management team’s experience includes extensive experience working in the information technology field and securing corporate information technology systems, including engaging with third party security vendors to perform cyber risk assessments and penetration testing.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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

Holders of Common Stock

As of March 1, 2024, there were 49,695,646 shares of common stock issued and held by approximately 30 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus dated April 28, 2022 filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2022. As of December 31, 2023, we estimate that we have used approximately $148.4 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We expect to report top-line safety and clinical efficacy data in mid-2024. Based on the results from NEST-IN1, if positive, we plan to proceed to a pivotal Phase 3 efficacy trial in infants. We expect that the Phase 3 trial will enroll approximately 7,000 to 12,000 subjects that will be randomized 1:1 into the vaccine or control arm. We believe HIL-214 has the potential to be the first ever vaccine approved for norovirus-related illness and will help grow HilleVax into a leading global vaccines company.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $303.5 million. From inception to December 31, 2023, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the years ended December 31, 2023 and 2022 were $123.6 million and $159.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $388.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the years ended December 31, 2023 and 2022, we incurred $0.4 million and $2.4 million, respectively, of research and development expenses for Takeda’s services.

License Agreement with Kangh

On January 8, 2024, we entered into an exclusive license agreement with Chengdu Kanghua Biological Products Co., Ltd. (Kangh), for rights to Kangh’s hexavalent VLP vaccine candidate for norovirus (the Kangh License), which we refer to as HIL-216, outside of Greater China. In consideration of the Kangh License, we will pay an upfront amount of $15.0 million with the potential for additional payments of up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of HIL-214 and begin clinical development of HIL-216. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of HIL-214, HIL-216 or any other vaccine candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast whether HIL-214 or any other vaccine candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

In-Process Research and Development

In-process research and development expenses for the year ended December 31, 2022 relate to the Takeda License, and include an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use. We did not incur any in-process research and development expenses during the year ended December 31, 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$106,683	$45,908	$60,775
In-process research and development	—	2,500	(2,500)
General and administrative	26,662	16,705	9,957
Total operating expenses	133,345	65,113	68,232
Loss from operations	(133,345)	(65,113)	(68,232)
Other income (expense):
Interest income	$9,706	3,875	5,831
Interest expense	(2,392)	(3,414)	1,022
Change in fair value of convertible promissory notes	—	(51,469)	51,469
Change in fair value of warrant liabilities	—	(43,575)	43,575
Other income (expense)	2,465	(113)	2,578
Total other income (expense)	9,779	(94,696)	104,475
Net loss	$(123,566)	$(159,809)	$36,243

Research and development expenses. Research and development expenses were $106.7 million and $45.9 million for the years ended December 31, 2023 and 2022, respectively. The increase of $60.8 million primarily consisted of $43.3 million of clinical development expenses for HIL-214, largely driven by the commencement of the NEST-IN1 study in 2022, $13.6 million of personnel-related expenses, including $4.9 million of stock-based compensation expense, primarily due to increased headcount, $1.4 million of facility and related expenses, primarily related to our Boston operating lease which commenced in April 2022, $1.2 million of consulting expenses, and $1.3 million of other expenses.

In-process research and development expenses. We had $2.5 million of in-process research and development expenses for the year ended December 31, 2022 related to the Takeda License, which was entered into in 2021. We did not incur any in-process research and development expenses for the year ended December 31, 2023.

General and administrative expenses. General and administrative expenses were $26.7 million and $16.7 million for the years ended December 31, 2023 and 2022, respectively. The increase of $10.0 million primarily consisted of $7.3 million of personnel-related expenses, including $5.7 million of stock-based compensation expense, primarily due to increased headcount, $1.5 million of facility and related expenses, primarily related to our Boston operating lease which commenced in April 2022, and $1.1 million of other expenses.

Other income (expense). Other income of $9.8 million for the year ended December 31, 2023 primarily consisted of $9.7 million of interest income on our cash, cash equivalents and marketable securities and $2.5 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $2.4 million of interest expense on our term loan facility. Other expense of $94.7 million for the year ended December 31, 2022 primarily consisted of $51.5 million of other expense related to the increase in fair value of our convertible promissory notes, $43.6 million of other expense related to the increase in fair value of the Takeda Warrant, $3.4 million of interest expense on our outstanding convertible promissory notes and term loan facility, offset by $3.9 million of interest income on our cash and cash equivalents.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023 and borrowings under our term loan facility. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $303.5 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2023), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of December 31, 2023, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $25.6 million. As of December 31, 2023, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $34.0 million, with $1.6 million payable for the year ending December 31, 2023. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of December 31, 2023, no sales have been made pursuant to the Sales Agreement.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, type, number, scope, results, costs and timing of, our planned clinical trials of HIL-214 and preclinical studies or clinical trials of HIL-216 or other potential vaccine candidates we may choose to pursue in the future, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for HIL-214 and placebo to be used in our planned clinical trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of HIL-214 or any other vaccine candidates;
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
•
the costs and timing of establishing or securing sales and marketing capabilities if HIL-214 or other vaccine candidates are approved;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(86,783)	$(61,989)
Investing activities	(94,638)	(6,514)
Financing activities	118,698	224,969
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,723)	$156,466

Operating Activities

Net cash used in operating activities of $86.8 million for the year ended December 31, 2023 was primarily due to our net loss of $123.6 million, partially offset by a net change of $22.8 million in our operating assets and liabilities and $13.9 million of noncash charges, primarily related to $13.6 million of stock-based compensation costs. The net change in operating assets and liabilities was primarily due to a $14.4 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, a $4.0 million increase prepaid expenses and other current assets and a $4.3 million increase in operating lease right-of-use assets and liabilities.

Net cash used in operating activities of $62.0 million for the year ended December 31, 2022 was primarily due to our net loss of $159.8 million and a net change of $4.3 million in our operating assets and liabilities, partially offset by $102.1 million of noncash charges primarily related to the $51.5 million change in fair value of the August 2021 Notes, the $43.6 million change in fair value of the Takeda Warrants, $1.1 million related to amortization of operating lease right-of-use assets, $2.5 million related to acquired in-process research and development, $3.0 million of stock-based compensation, $0.3 million related to amortization of debt discount and $0.1 million related to issuance of PIK interest debt. The net change in operating assets and liabilities was primarily due to an $11.1 million decrease in prepaid expenses and other current assets, offset by a $2.8 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, a $2.9 million increase in accrued interest on our convertible promissory notes and $1.1 million related to operating lease right-of-use assets and liabilities.

Investing Activities

Net cash used in investing activities of $94.6 million for the year ended December 31, 2023 was primarily due to $143.8 million in purchases of marketable securities and $10.7 million of purchases of property and equipment, partially offset by $59.9 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $6.5 million for the year ended December 31, 2022 was primarily due to $2.5 million of cash paid for purchased in-process research and development and $4.0 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $118.7 million for the year ended December 31, 2023 was due to $107.8 million of net proceeds from the issuance of common stock in our underwritten public offering, $9.8 million of net proceeds from borrowings under our term loan facility, $0.5 million in proceeds from the issuance of stock under our stock purchase plan and $0.6 million in proceeds from the exercise of common stock options.

Net cash provided by financing activities of $225.0 million for the year ended December 31, 2022 was primarily due to $210.3 million of net proceeds from our IPO and $14.7 million of net proceeds from borrowings under our term loan facility.

Contractual Obligations and Commitments

In March 2022, we entered into an operating lease for office and laboratory space located in Boston, Massachusetts (as amended, the Boston Lease). The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by us, and an option for us to extend the lease for a period of five years. Under the terms of the Boston Lease, we provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million. In addition, we have a minor operating lease for a facility in Switzerland. As of December 31, 2023, future minimum operating lease payments were approximately $36.0 million, with $3.6 million of payments for the year ending December 31, 2024. See Note 6 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding this operating lease agreement.

As of December 31, 2023, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $25.6 million. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding the Loan Agreement.

Under the Takeda License, we have milestone payment obligations that are contingent upon the achievement of certain development milestones and specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. We are currently unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In addition, we have payment obligations under the TSA. See above and Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding the Takeda License and TSA.

Under the Kangh License, we have milestone payment obligations that are contingent upon the achievement of certain development and sales milestones. We may also be required to make a single-digit tiered royalty payments on net sales outside of Greater China. We are currently unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See above and Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding the Kangh License.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2023 and 2022.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HilleVax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HilleVax, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 20, 2024

HilleVax, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$216,678	$279,401
Marketable securities	86,805	—
Prepaid expenses and other current assets	7,195	11,212
Total current assets	310,678	290,613
Property and equipment, net	14,018	5,586
Operating lease right-of-use assets	18,082	19,359
Restricted cash	1,631	1,631
Other assets	25	22
Total assets	$344,434	$317,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $0 and $141, respectively)	$7,461	$4,744
Accrued expenses (includes related party amounts of $33 and $140, respectively)	18,553	8,210
Accrued interest	134	55
Current portion of operating lease liability	3,118	37
Total current liabilities	29,266	13,046
Operating lease liability, net of current portion	22,831	21,569
Long-term debt, net of debt discount	25,244	14,792
Other long-term liabilities	1,568	575
Total liabilities	78,909	49,982
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at December 31, 2023 and December 31, 2022; issued shares—48,497,853 and 39,240,746 at December 31, 2023 and December 31, 2022, respectively; outstanding shares—47,666,438 and 37,656,037 at December 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	654,986	532,499
Accumulated other comprehensive loss	(907)	(281)
Accumulated deficit	(388,559)	(264,993)
Total stockholders’ equity	265,525	267,229
Total liabilities and stockholders’ equity	$344,434	$317,211

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development (includes related party amounts of $362 and $2,426, respectively)	$106,683	$45,908
In-process research and development - related party	—	2,500
General and administrative (includes related party amounts of $0 and $40, respectively)	26,662	16,705
Total operating expenses	133,345	65,113
Loss from operations	(133,345)	(65,113)
Other income (expense):
Interest income	9,706	3,875
Interest expense (includes related party amounts of $0 and $717, respectively)	(2,392)	(3,414)
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $13,196, respectively)	—	(51,469)
Change in fair value of warrant liabilities - related party	—	(43,575)
Other income (expense)	2,465	(113)
Total other income (expense)	9,779	(94,696)
Net loss	$(123,566)	$(159,809)
Other comprehensive loss:
Unrealized loss on marketable securities	(6)	—
Pension and other postemployment benefits	(620)	(281)
Total comprehensive loss	$(124,192)	$(160,090)
Net loss per share, basic and diluted	$(3.04)	$(5.89)
Weighted-average shares of common stock outstanding, basic and diluted	40,598,482	27,147,314

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	6,599,886	$1	$4,426	$—	$(105,184)	$(100,757)
Issuance of common stock in connection with initial public offering, net of issuance costs of $20,491	13,529,750	1	209,514	—	—	209,515
Conversion of August 2021 Notes and accrued interest into common shares	10,672,138	1	215,363	—	—	215,364
Conversion of Takeda Warrant liability into equity	—	—	100,020	—	—	100,020
Exercise of Takeda Warrant	5,883,500	1	—	—	—	1
Vesting of restricted shares	958,777	—	—	—	—	—
Stock—based compensation	—	—	3,003	—	—	3,003
Issuance of common stock under share-based compensation arrangements	11,986	—	173	—	—	173
Pension and other postemployment benefits	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	(159,809)	(159,809)
Balance at December 31, 2022	37,656,037	4	532,499	(281)	(264,993)	267,229
Vesting of restricted shares	683,410	—	—	—	—	—
Stock—based compensation	—	—	13,590	—	—	13,590
Issuance of common stock under share-based compensation arrangements	126,991	—	1,108	—	—	1,108
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,789	—	—	107,790
Unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Pension and other postemployment benefits	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	(123,566)	(123,566)
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(123,566)	$(159,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	879	1
Stock-based compensation	13,590	3,003
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $13,196, respectively)	—	51,469
Change in fair value of warrant liabilities - related party	—	43,575
Amortization of operating lease right-of-use assets	1,277	1,147
Amortization of debt discount	567	292
Issuance of PIK interest debt	548	87
Acquired in-process research and development - related party	—	2,500
Net accretion/amortization of premiums and discounts on marketable securities	(2,921)	—
Loss on disposal of property and equipment	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,017	(11,071)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(248) and $(4,652), respectively)	14,404	2,819
Accrued interest (includes related party amounts of $0 and ($717), respectively)	79	2,852
Operating lease right-of-use assets and liabilities	4,343	1,104
Net cash used in operating activities	(86,783)	(61,989)
Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(2,500)
Purchases of property and equipment	(10,748)	(4,014)
Purchases of marketable securities	(143,790)	—
Proceeds from sales or maturities of marketable securities	59,900	—
Net cash used in investing activities	(94,638)	(6,514)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	1,108	—
Proceeds from issuance of common stock in initial public offering	—	230,006
Payment of initial public offering costs	—	(19,702)
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	107,790	—
Proceeds from issuance of long-term debt, net of issuance costs	9,800	14,665
Net cash provided by financing activities	118,698	224,969
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,723)	156,466
Cash, cash equivalents and restricted cash—beginning of period	281,032	124,566
Cash, cash equivalents and restricted cash—end of period	$218,309	$281,032
Supplemental disclosure of cash flow information
Cash paid for interest	$1,392	$193
Supplemental disclosure of noncash investing and financing activities
Operating lease	$—	$20,317
Unpaid property and equipment purchases	$136	$1,573
Conversion of convertible promissory notes and interest into common stock	$—	$215,364
Conversion of warrant liability into equity	$—	$100,020
Accreted final interest payment fees	$463	$252
Settlement of ESPP liability in common stock	$—	$173

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

Liquidity and Capital Resources

From inception to December 31, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to December 31, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, and the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023 (see Note 10).

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accruals for research and development expenses, and prior to the Company's IPO, the valuation of convertible promissory notes, warrant liabilities and various other equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued through May 2022, when the convertible promissory notes converted into equity in connection with the Company's IPO. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in the statement of operations as incurred and not deferred.

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

Marketable Securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company has classified its investments with maturities beyond one year as current, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) until realized, a determination is made that an other-than-temporary decline in market value has occurred or until the security has experienced a credit loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold, is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses through December 31, 2023.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2023 and December 31, 2022, comprehensive loss included losses on the Company's pension benefit obligation and unrealized losses on marketable securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 1,232,828 shares and 2,080,038 shares from the basic weighted-average number of common shares outstanding for the years ended December 31, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2023	2022
Common stock options	3,896,061	2,111,989
Unvested common stock	1,571,716	1,584,709
ESPP shares	8,473	4,420
Total potentially dilutive shares	5,476,250	3,701,118

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted Topic 326 on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements’.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following tables present the Company's fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at December 31, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$209,659	$209,659	$—	$—
Marketable securities:
U.S. treasury notes	43,050	43,050	—	—
U.S government agency bonds	43,755	—	43,755	—
Total	$296,464	$252,709	$43,755	$—

		Fair Value Measurements at December 31, 2022 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$277,043	$277,043	$—	$—
Total	$277,043	$277,043	$—	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. As of December 31, 2023, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

As of December 31, 2023, the fair value of available-for-sale marketable debt securities by type of security was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$43,036	$16	$(2)	$43,050
U.S. government agency bonds	43,775	4	(24)	43,755
Total	$86,811	$20	$(26)	$86,805

At December 31, 2023, all available-for-sale marketable securities had contractual maturities of less than one year. The Company did not hold any marketable debt securities as of December 31, 2022.

As of December 31, 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2023.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$103	$-
Furniture and equipment	377	11
Leasehold improvements	11,964	378
Lab equipment	2,116	—
Construction in progress	338	5,198
Total property and equipment, at cost	14,898	5,587
Less accumulated depreciation	880	1
Property and equipment, net	$14,018	$5,586

Depreciation expense for the year ended December 31, 2023 was $0.9 million. Depreciation expense for the year ended December 31, 2022 was not material.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued external research and development costs	$12,665	$3,510
Accrued payroll and payroll-related costs	5,233	4,018
Accrued professional costs	498	307
Other	157	375
Total accrued expenses	$18,553	$8,210

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$216,678	$279,401
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$218,309	$281,032

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and December 31, 2023, the Company recorded increases of $6.0 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022
Lease expense:
Operating lease expense	$3,115	$2,351

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the years ended December 31, 2023 and December 31, 2022.

The following table summarizes the lease term and discount rate for operating leases:

	December 31,
	2023	2022
Other information:
Weighted-average remaining lease term	9.00	9.96
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$3,487

At December 31, 2023, the future minimum noncancelable operating lease payments were as follows (in thousands):

December 31, 2023
Years ending December 31:
2024	3,589
2025	3,692
2026	3,787
2027	3,860
2028	3,974
Thereafter	17,101
Total undiscounted operating lease payments	36,003
Present value adjustment	(9,703)
Tenant improvement reimbursements	(351)
Operating lease liability	25,949
Less current portion of operating lease liability	3,118
Operating lease liability, net of current portion	$22,831

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates ("Frazier") is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to December 31, 2023, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. As of December 31, 2022, the Company had outstanding amounts due to Frazier of $6,000 related to these shared operating expenses. For the year ended December 31, 2022, the Company incurred $40,000 of shared operating expenses. For the year ended December 31, 2023, the Company did not incur any shared operating expenses related to Frazier.

As described in Note 9, the Company borrowed amounts from Frazier in connection with various convertible note financings. For the year ended December 31, 2022, the Company recognized a $13.2 million change in fair value of convertible promissory notes in connection with convertible promissory notes issued to Frazier. For the year ended December 31, 2022, the Company recognized $0.7 million of interest expense in connection with convertible promissory notes issued to Frazier. The convertible promissory notes automatically converted into 10,672,138 shares of the Company's common stock immediately prior to the completion of the IPO.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the years ended December 31, 2023 and 2022, the Company incurred $0.4 million and $2.4 million, respectively, of research and development expenses for Takeda’s services. As of December 31, 2023 and 2022, the Company had $33,000 and $0.3 million, respectively, of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

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

In consideration of the Takeda License, the Company (i) paid Takeda $2.5 million in cash, (ii) issued Takeda 840,500 shares of its common stock at a fair value of $4.4 million, (iii) issued Takeda a warrant (the “Takeda Warrant”) to purchase 5,883,500 shares of its common stock at an exercise price of $0.0000595 per share, which was fully exercised in November 2022, and (iv) issued Takeda a warrant right (the “Takeda Warrant Right”) to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company, including the Takeda Warrant, represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the earlier of the closing of the Company’s IPO or a change of control transaction, at an initial fair value of $34,000. In addition, the Company is obligated to pay Takeda an aggregate of $2.5 million upon the release of certain drug product and the completion of certain regulatory activities, which payment was made in March 2022, $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of December 31, 2023, none of the remaining contingent payments were due or payable.

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

The acquisition of the Takeda License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2022, the Company paid Takeda an aggregate $2.5 million contingent payment upon the release of certain drug products and the completion of certain regulatory activities, which have no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the year ended December 31, 2022. The Company did not make any milestone payments to Takeda during the year ended December 31, 2023.

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

For the year ended December 31, 2022, the Company recognized a $51.5 million change in fair value of convertible promissory notes and recognized $2.8 million of interest expense in connection with convertible promissory notes.

Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

December 31, 2023
Long-term debt	$25,000
Accumulated PIK interest	635
Total principal (including PIK interest)	25,635
Unamortized debt discount	(391)
Long-term debt, net of debt discount	$25,244

On April 18, 2022, the Company entered into a Loan and Security Agreement (the "Existing Loan Agreement” and, as amended by the First Amendment (as defined below) the "Loan Agreement") with Hercules Capital, Inc., as administrative and collateral agent (in such capacity, "Hercules"), and the lenders from time to time party thereto (the "Lenders"), providing for term loans (“Term Loans”) of up to $75.0 million. Prior to June 16, 2023, the Company had borrowed $15.0 million in term loans under the Existing Loan Agreement and had the right thereunder to borrow (i) an additional $15.0 million of term loans until June 30, 2023 (“Term Loan Tranche 1”), (ii) an additional $20.0 million of term loans until June 30, 2023 (“Term Loan Tranche 2”), and (iii) subject to the achievement of certain clinical development milestones by the Company, an additional $25.0 million until March 31, 2024 (“Term Loan Tranche 3”).

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2023), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of December 31, 2023). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of December 31, 2023, the Company had borrowed $25.0 million pursuant to the Loan Agreement. During the year ended December 31, 2023, the Company recognized interest expense of $2.4 million related to the Term Loans using the effective interest method. Included in such expense was $0.5 million, related to accretion of the final payment fee to other long-term liabilities, $0.5 million of PIK interest, $1.3 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of December 31, 2023 are as follows (in thousands):

December 31, 2023
Years ending December 31:
2024	$1,599
2025	8,433
2026	13,303
2027	10,645
Total principal payments, interest payments and final payment fee	33,980
Less: interest, PIK interest and final payment fee	(8,345)
Long-term debt	$25,635

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of December 31, 2023, no sales have been made pursuant to the Sales Agreement.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2023, 7,197,502 shares were reserved for issuance under the 2022 Plan, of which 3,576,043 shares remained available for future issuance.

2022 Employee Stock Purchase Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP became effective in connection with the Company’s IPO. The 2022 ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to a specified percentage of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the 2022 ESPP. The price of common stock purchased under the 2022 ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date. A total of 410,000 shares of the Company’s common stock was initially reserved for issuance under the 2022 ESPP. In addition, the number of shares available for issuance under the 2022 ESPP will be annually increased on January 1 of each calendar year ending in and including 2032, by an amount equal to the lesser of (1) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as is determined by the Company’s board of directors, provided that no more than 10,000,000 shares of the Company’s common stock may be issued under the 2022 ESPP.

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	2,111,989	$10.62	9.33	$13,330
Granted	2,035,225	16.88
Exercised	(84,554)	7.27
Cancelled	(166,599)	11.98
Balance at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Vested and expected to vest at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Exercisable at December 31, 2023	884,268	$10.35	8.32	$5,219

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.5%–4.9%	1.9%–4.2%
Expected volatility	91.7%–95.9%	83.4%–94.3%
Expected term (in years)	5.5–6.1	5.3–6.1
Expected dividend yield	0%	0%

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

Stock-based compensation expense has been reported in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,582	$1,720
General and administrative	7,008	1,283
Total	$13,590	$3,003

The weighted average grant date fair value per share of option grants for the years ended December 31, 2023 and 2022 was $13.03 and $4.88, respectively. As of December 31, 2023, total unrecognized stock-based compensation cost related to stock options was approximately $28.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2022	1,584,709	$0.001
Shares granted	759,266	18.000
Shares forfeited	(88,849)	0.001
Share vested	(683,410)	0.001
Balance at December 31, 2023	1,571,716	—

The Company issued shares of restricted common stock during the year ended December 31, 2023, which consisted only of restricted stock units. The Company did not issue any shares of restricted common stock during the year ended December 31, 2022. The weighted average grant date fair value per share of restricted common stock grants for the year ended December 31, 2023 was $18.00. As of December 31, 2023, total unrecognized stock-based compensation cost related to restricted stock was approximately $10.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of December 31, 2023 and 2022, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

December 31, 2023
Common stock options outstanding	3,896,061
Shares available for issuance under the Plans	3,576,043
Shares available for issuance under the ESPP	732,137
8,204,241

11. Pension and Other Postretirement Benefit Plans

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.6 million during the year ended December 31, 2023. The matching contributions for the year ended December 31, 2022 were not material.

Pension Plan

The Company sponsors a defined benefit pension plan covering eligible employees in Switzerland. Under the defined benefit pension plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Under U.S. GAAP, the Company is required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through the changes in the pension and other postemployment benefits line on the consolidated statements of operations and comprehensive loss. The Company is also required to measure the funded status of a plan as of the date of its fiscal year-end for which consolidated financial statements are presented.

The following table sets forth the projected benefit obligation, fair value of plan assets, and the funded status of the Company’s plan as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$2,051	$1,017
Prior service cost	47	—
Service cost	246	120
Interest cost	60	6
Contributions paid by plan participants	169	92
Benefits deposited	1,692	692
Actuarial loss	598	114
Exchange rate adjustments	393	10
Benefit obligation at end of year	5,256	2,051
Fair value of plan assets at end of year	4,414	1,739
Funded status - deficit	$(842)	$(312)

The accumulated benefit obligation as of December 31, 2023 and 2022 was $5.1 million and $2.0 million respectively.

The components of net periodic benefit cost recognized in operating expense in the consolidated statements of operations and comprehensive loss and other amounts recognized in adjustment to pension liability in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Service cost	$246	$120
Interest cost	60	6
Expected return on plan assets	(72)	(33)
Amortization of net loss	7	—
Total recognized in operating expense	241	93
Adjustment to pension liability	620	281
Total recognized other comprehensive loss	620	281
Total costs recognized in consolidated comprehensive loss	$861	$374

The weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Discount rate	1.5%	1.9%
Inflation rate	1.0%	1.0%
Expected rate of return on plan assets	3.0%	2.5%
Rate of compensation increase	1.0%	1.0%

The demographic assumptions, including mortality and disability rates, used to determine the net periodic benefit costs for the years ended December 31, 2023 and 2022 were based on the LPP/BVG 2020 tables.

As of December 31, 2023, the pension plan benefits expected to be paid over the next ten years are as follows (in thousands):

December 31, 2023
Years ending December 31:
2024	$5
2025	10
2026	14
2027	19
2028	24
2029-2033	200
Total expected benefits to be paid	$272

The Company made contributions to the pension plan of approximately $0.4 million and $0.2 million during the year ended December 31, 2023 and 2022, respectively. The Company anticipates making contributions at similar levels during the next fiscal year.

12. Income Taxes

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax computed at federal statutory rate	$(25,927)	$(33,588)
State income taxes	(1,291)	(1,366)
Change in fair value of warrant liabilities	—	9,249
Convertible debt	—	11,396
Permanent differences and other	997	(354)
Research and development credits	(2,838)	—
Effect of rate change on deferred tax assets and liabilities	1,455	—
Change in valuation allowance	27,604	14,734
Other	—	(71)
Provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Intangible assets	$7,315	$8,406
Net operating loss carryforwards	10,323	6,950
Start up and organization costs	596	685
Capitalized research cost	27,564	9,337
Lease liability	5,654	4,979
Share based compensation	2,166	—
Tax credit carryforwards	3,577	—
Other, net	1,236	1,030
Total deferred tax assets	58,431	31,387
Valuation allowance	(54,491)	(26,930)
Deferred tax assets, net of allowance	$3,940	$4,457
Deferred tax liabilities:
Right-of-use asset	$(3,940)	$(4,457)
Total deferred tax liabilities	(3,940)	(4,457)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $54.5 million as of December 31, 2023 as it cannot conclude that it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $47.8 million and $36.5 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. The state net operating loss carryforwards begin to expire in 2041.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning Balance	$—	$—
Increases (decreases) related to prior year tax positions	177	—
Increases related to current year tax positions	782	—
Ending Balance	$959	$—

As of December 31, 2023, the Company has gross unrecognized tax benefits of $959,000, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next twelve months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2023, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2023.

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

13. Subsequent Events

License Agreement

On January 8, 2024, the Company entered into an exclusive license agreement with Chengdu Kanghua Biological Products Co., Ltd. ("Kangh"), for rights to Kangh’s hexavalent virus-like particle vaccine candidate for norovirus (the "Kangh License"), referred to by the Company as HIL-216, outside of Greater China. In consideration of the Kangh License, the Company will pay an upfront amount of $15.0 million with the potential for additional payments of up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

At-the-Market-Offering

The Company sold 1,016,950 shares of its common stock under its Sales Agreement for its at-the-market offering program subsequent to December 31, 2023 through March 20, 2024 for aggregate gross cash proceeds of $15.0 million, before deducting commission fees and offering expenses payable by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies,” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On October 12, 2023, Aditya Kohli, Director and former Chief Operating Officer, adopted a rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 108,000 shares of our common stock until May 22, 2024.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	12/8/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4/6/22	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Vaccines, Inc., dated July 2, 2021	S-1	4/6/22	4.2
4.3	Note Purchase Agreement, dated August 31, 2021, by and among the Registrant and the other parties party thereto	S-1	4/6/22	4.3
4.4	Description of Registered Securities	10-K	3/17/23	4.4
10.1#	HilleVax, Inc. 2021 Equity Incentive Plan, as amended, including form of stock option agreement and form of restricted stock grant notice and restricted stock agreement thereunder	S-1	4/6/22	10.1
10.2#	HilleVax, Inc. 2022 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	4/25/22	10.2
10.3#	HilleVax, Inc. 2022 Employee Stock Purchase Plan	S-1/A	4/25/22	10.3
10.4#	Non-Employee Director Compensation Program	10-Q	8/14/23	10.3
10.5#	Form of Indemnification Agreement for Directors and Officers	S-1	4/6/22	10.9
10.6#	Amended and Restated Employment Letter Agreement, dated January 6, 2023, by and between Robert Hershberg and the Registrant	10-K	3/17/23	10.6
10.7#	Third Amended and Restated Employment Letter Agreement, dated as of February 19, 2024, by and between Aditya Kohli and the Registrant				X
10.8#	Second Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between David Socks and the Registrant	10-K	3/17/23	10.8
10.9#	Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Shane Maltbie and the Registrant	10-K	3/17/23	10.9
10.10#	Employment Letter Agreement, dated as of January 6, 2023, by and between Astrid Borkowski and the Registrant	10-K	3/17/23	10.10
10.11#	Employment Letter Agreement, dated as of January 16, 2024, by and between Sean McLoughlin				X
10.12†	License Agreement, dated July 2, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.10
10.13†	Transitional Services Agreement, dated December 17, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.11
10.14†	Loan and Security Agreement, dated April 18, 2022, by and among the Registrant and Hercules Capital, Inc.	S-1/A	4/18/22	10.12
10.15	First Amendment to Loan and Security Agreement, dated June 16, 2023, by and between the Registrant and Hercules Capital, Inc.	10-Q	8/14/23	10.2
10.16	Second Amendment to Loan and Security Agreement, dated November 9, 2023, by and between the Company and Hercules Capital, Inc.	10-Q	11/9/23	10.1
10.17	At-the-Market Equity Offering Sales Agreement, dated May 12, 2023, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	S-3	5/12/23	1.2
21.1	List of Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

HilleVax, Inc.

Date: March 20, 2024	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Hershberg, M.D., Ph.D.	Chairman, President and Chief Executive Officer	March 20, 2024
Robert Hershberg, M.D., Ph.D.	(Principal Executive Officer)

/s/ Shane Maltbie	Chief Financial Officer	March 20, 2024
Shane Maltbie	(Principal Financial and Accounting Officer)

/s/ Shelley Chu, M.D., Ph.D.	Director	March 20, 2024
Shelley Chu, M.D., Ph.D.

/s/ Nanette Cocero, Ph.D.	Director	March 20, 2024
Nanette Cocero, Ph.D.

/s/ Gary Dubin, M.D.	Director	March 20, 2024
Gary Dubin, M.D.

/s/ Julie Gerberding, M.D., M.P.H.	Director	March 20, 2024
Julie Gerberding, M.D., M.P.H.

/s/ Patrick Heron	Director	March 20, 2024
Patrick Heron

/s/ Jeryl Hilleman	Director	March 20, 2024
Jeryl Hilleman

/s/ Aditya Kohli, Ph.D.	Director	March 20, 2024
Aditya Kohli, Ph.D.

/s/ Jaime Sepulveda, M.D., D.Sc., M.P.H.	Director	March 20, 2024
Jaime Sepulveda, M.D., D.Sc., M.P.H.