Form 10-Q
period 2024-03-31
HilleVax, Inc.
filed 2024-05-09
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 49,720,943 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$141,076	$216,678
Marketable securities	131,667	86,805
Prepaid expenses and other current assets	8,355	7,195
Total current assets	281,098	310,678
Property and equipment, net	13,592	14,018
Operating lease right-of-use assets	17,831	18,082
Restricted cash	1,631	1,631
Other assets	23	25
Total assets	$314,175	$344,434
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,980	$7,461
Accrued expenses (includes related party amounts of $27 and $33, respectively)	19,143	18,553
Accrued interest	135	134
Current portion of operating lease liability	3,491	3,118
Total current liabilities	25,749	29,266
Operating lease liability, net of current portion	22,364	22,831
Long-term debt, net of debt discount	25,453	25,244
Other long-term liabilities	1,700	1,568
Total liabilities	75,266	78,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at March 31, 2024 and December 31, 2023; issued shares—49,718,443 and 48,497,853 at March 31, 2024 and December 31, 2023, respectively; outstanding shares—49,055,192 and 47,666,438 at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	675,242	654,986
Accumulated other comprehensive loss	(950)	(907)
Accumulated deficit	(435,388)	(388,559)
Total stockholders’ equity	238,909	265,525
Total liabilities and stockholders’ equity	$314,175	$344,434

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development (includes related party amounts of $27 and $168, respectively)	$25,978	$23,164
In-process research and development	15,325	—
General and administrative (includes related party amounts of $0 and $3, respectively)	8,494	5,795
Total operating expenses	49,797	28,959
Loss from operations	(49,797)	(28,959)
Other income (expense):
Interest income	2,402	2,574
Interest expense	(727)	(449)
Other income (expense)	1,293	(55)
Total other income	2,968	2,070
Net loss	$(46,829)	$(26,889)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(121)	—
Pension and other postemployment benefits	78	(1)
Total comprehensive loss	$(46,872)	$(26,890)
Net loss per share, basic and diluted	$(0.97)	$(0.71)
Weighted-average shares of common stock outstanding, basic and diluted	48,460,185	37,753,522

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525
Vesting of restricted shares	349,439	—	—	—	—	—
Stock—based compensation	—	—	5,194	—	—	5,194
Issuance of common stock under share-based compensation arrangements	22,365	—	175	—	—	175
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized gain on marketable securities	—	—	—	(121)	—	(121)
Pension and other postemployment benefits	—	—	—	78	—	78
Net loss	—	—	—	—	(46,829)	(46,829)
Balance at March 31, 2024	49,055,192	$5	$675,242	$(950)	$(435,388)	$238,909

Balance at December 31, 2022	37,656,037	$4	$532,499	$(281)	$(264,993)	$267,229
Vesting of restricted shares	174,568	—	—	—	—	—
Stock—based compensation	—	—	2,642	—	—	2,642
Issuance of common stock under share-based compensation arrangements	11,382	—	80	—	—	80
Pension and other postemployment benefits	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(26,889)	(26,889)
Balance at March 31, 2023	37,841,987	$4	$535,221	$(282)	$(291,882)	$243,061

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(46,829)	$(26,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	456	1
Stock-based compensation	5,194	2,642
Amortization of operating lease right-of-use assets	251	360
Amortization of debt discount	159	126
Issuance of PIK interest debt	174	94
Acquired in-process research and development	15,325	—
Net accretion/amortization of premiums and discounts on marketable securities	(1,299)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,160)	1,895
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(6) and $31, respectively)	(5,180)	4,384
Accrued interest	1	24
Operating lease right-of-use assets and liabilities	(94)	1,409
Net cash used in operating activities	(33,002)	(15,954)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(13,825)	—
Purchases of property and equipment	(153)	(2,985)
Purchases of marketable securities	(92,684)	—
Proceeds from sales or maturities of marketable securities	49,000	—
Net cash used in investing activities	(57,662)	(2,985)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	175	80
Proceeds from issuance of at-the-market offering, net	14,887	—
Net cash provided by financing activities	15,062	80
Net decrease in cash, cash equivalents and restricted cash	(75,602)	(18,859)
Cash, cash equivalents and restricted cash—beginning of period	218,309	281,032
Cash, cash equivalents and restricted cash—end of period	$142,707	$262,173
Supplemental disclosure of cash flow information
Cash paid for interest	$382	$192
Supplemental disclosure of noncash investing and financing activities
Unpaid in-process research and development	$1,500	$—
Unpaid property and equipment purchases	$13	$3,453
Accreted final interest payment fees	$124	$109

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

Liquidity and Capital Resources

From inception to March 31, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214. From inception to March 31, 2024, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, and the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023 (see Note 10).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accruals for research and development expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company has not recognized any impairment losses through March 31, 2024.

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

The defined benefits plan is valued by an independent actuary using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increase, and pension adjustments. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. This plan is recognized under Accounting Standards Codification ("ASC") 715, Compensation - Retirement Benefits.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2024, comprehensive loss included gains on the Company's pension benefit obligation and unrealized losses on marketable securities. For the three months ended March 31, 2023, comprehensive loss included losses on the Company's pension benefit obligation.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 811,413 shares and 1,492,789 shares from the basic weighted-average number of common shares outstanding for the three months ended March 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2024	2023
Common stock options	5,540,791	3,373,332
Unvested common stock	2,245,703	2,117,453
ESPP shares	35,856	20,002
Total potentially dilutive shares	7,822,350	5,510,787

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$135,411	$135,411	$—	$—
Marketable securities:
U.S. treasury notes	84,243	84,243	—	—
U.S government agency bonds	47,424	—	47,424	—
Total	$267,078	$219,654	$47,424	$—

		Fair Value Measurements at December 31, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$209,659	$209,659	$—	$—
Marketable securities:
U.S. treasury notes	43,050	43,050	—	—
U.S government agency bonds	43,755	—	43,755	—
Total	$296,464	$252,709	$43,755	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2024, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$84,318	$1	$(76)	$84,243
U.S. government agency bonds	47,476	—	(52)	47,424
Total	$131,794	$1	$(128)	$131,667

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$43,036	$16	$(2)	$43,050
U.S. government agency bonds	43,775	4	(24)	43,755
Total	$86,811	$20	$(26)	$86,805

At March 31, 2024 and December 31, 2023, all available-for-sale marketable securities had contractual maturities of less than one year.

As of March 31, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$103	$103
Furniture and equipment	377	377
Leasehold improvements	11,964	11,964
Lab equipment	2,331	2,116
Construction in progress	153	338
Total property and equipment, at cost	14,928	14,898
Less accumulated depreciation	1,336	880
Property and equipment, net	$13,592	$14,018

Depreciation expense for the three months ended March 31, 2024 was $0.5 million. Depreciation expense for the three months ended March 31, 2023 was not material.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued external research and development costs	$13,818	$12,665
Accrued payroll and payroll-related costs	2,048	5,233
Accrued professional costs	1,017	498
Other	2,260	157
Total accrued expenses	$19,143	$18,553

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$141,076	$216,678
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$142,707	$218,309

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of $6.2 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.2 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and March 31, 2024, the Company recorded increases of $6.2 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease expense:
Operating lease expense	$799	$779

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three months ended March 31, 2024 and March 31, 2023.

The following table summarizes the lease term and discount rate for operating leases:

	March 31,	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term	8.70	9.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$896

At March 31, 2024, the future minimum noncancelable operating lease payments were as follows (in thousands):

March 31, 2024
Years ending December 31:
2024	2,688
2025	3,688
2026	3,784
2027	3,860
2028	3,974
Thereafter	17,102
Total undiscounted operating lease payments	35,096
Present value adjustment	(9,241)
Operating lease liability	25,855
Less current portion of operating lease liability	3,491
Operating lease liability, net of current portion	$22,364

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to March 31, 2024, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. For the three months ended March 31, 2023, the Company incurred $3,000 of shared operating expenses. The Company did not incur any shared operating expenses for the three months ended March 31, 2024.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended March 31, 2024 and 2023, the Company incurred $27,000 and $0.2 million, respectively, of research and development expenses for Takeda’s services. As of March 31, 2024 and December 31, 2023, the Company had $27,000 and $33,000, respectively, of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of March 31, 2024, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the three months ended March 31, 2024 and 2023.

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

License Agreement with Kangh

On January 8, 2024, the Company entered into an exclusive license agreement with Chengdu Kanghua Biological Products Co., Ltd. ("Kangh"), for rights to Kangh’s hexavalent virus-like particle vaccine candidate for norovirus (the "Kangh License"), referred to by the Company as HIL-216, outside of Greater China (the “Territory”).

In consideration of the Kangh License, the Company has an upfront payment amount of $15.0 million, of which $13.5 million has been paid as of March 31, 2024 and the remaining $1.5 million is expected to be paid by December 31, 2024. In addition, the Company has the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $13.5 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the year ended March 31, 2024.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.3 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

9. Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

March 31, 2024
Long-term debt	$25,000
Accumulated PIK interest	810
Total principal (including PIK interest)	25,810
Unamortized debt discount	(357)
Long-term debt, net of debt discount	$25,453

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of March 31, 2024), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of March 31, 2024). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of March 31, 2024, the Company had borrowed $25.0 million pursuant to the Loan Agreement. During the three months ended March 31, 2024, the Company recognized interest expense of $0.7 million related to the Term Loans using the effective interest method. Included in such expense was $0.2 million related to accretion of the final payment fee to other long-term liabilities, $0.2 million of PIK interest, $0.3 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of March 31, 2024 are as follows (in thousands):

March 31, 2024
Years ending December 31:
2024	$1,206
2025	8,433
2026	13,303
2027	10,645
Total principal payments, interest payments and final payment fee	33,587
Less: interest, PIK interest and final payment fee	(7,777)
Long-term debt	$25,810

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2024, 9,580,823 shares were reserved for issuance under the 2022 Plan, of which 3,268,133 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Granted	1,716,895	15.06
Exercised	(22,365)	15.06
Cancelled	(49,800)	13.41
Balance at March 31, 2024	5,540,791	$14.28	8.96	$15,493
Vested and expected to vest at March 31, 2024	5,540,791	$14.28	8.96	$15,493
Exercisable at March 31, 2024	1,311,890	$12.39	8.27	$6,158

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%–4.3%	1.9%–4.2%
Expected volatility	95.1%–96.2%	83.4%–94.3%
Expected term (in years)	6.1	5.3–6.1
Expected dividend yield	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,708	$1,276
General and administrative	2,486	1,366
Total	$5,194	$2,642

The weighted average grant date fair value per share of option grants for the three months ended March 31, 2024 and 2023 was $11.86, and $13.80, respectively. As of March 31, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $45.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2023	1,571,716	$8.474
Shares granted	1,036,450	15.019
Shares forfeited	(13,024)	15.336
Share vested	(349,439)	9.426
Balance at March 31, 2024	2,245,703	11.319

The Company issued shares of restricted common stock during the three months ended March 31, 2024 and 2023, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the three months ended March 31, 2024 and 2023 was $15.02 and $18.00, respectively. As of March 31, 2024, total unrecognized stock-based compensation cost related to restricted stock was approximately $24.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of March 31, 2024 and December 31, 2023, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

March 31, 2024
Common stock options outstanding	5,540,791
Shares available for issuance under the Plans	3,268,133
Shares available for issuance under the ESPP	1,208,801
10,017,725

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 20, 2024 (the 2023 Form 10-K).

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May

2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $272.7 million. From inception to March 31, 2024, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended March 31, 2024 and 2023 were $46.8 million and $26.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $435.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three months ended March 31, 2024 and 2023, we incurred $27,000 and $0.2 million, respectively, of research and development expenses for Takeda’s services.

License Agreement with Kangh

On January 8, 2024, we and Chengdu Kanghua Biological Products Co., Ltd. (Kangh) entered into an exclusive license agreement (the Kangh License) for rights to Kangh’s hexavalent virus-like particle vaccine candidate for norovirus, referred to by us as HIL-216, outside of Greater China (the Territory). We will be responsible, at our cost, for the development, manufacture and commercialization of HIL-216 products in the Territory. We are obligated to use commercially reasonable efforts to develop and commercialize HIL-216 products in the Territory, and to seek regulatory approval for such products throughout the Territory.

In consideration of the Kangh License, we have an upfront payment amount of $15.0 million, of which $13.5 million has been paid as of March 31, 2024 and the remaining $1.5 million is expected to be paid by December 31, 2024. In addition, we have the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

Components of Results of Operations

Operating Expenses

Research and Development

During 2024 and 2023, our research and development expenses have primarily been related to the development of HIL-214. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

In-Process Research and Development

In-process research and development expenses for the three months ended March 31, 2024 relate to the Kangh License, and include an aggregate $15.0 million upfront payment for exclusive use of the license.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$25,978	$23,164	$2,814
In-process research and development	15,325	—	15,325
General and administrative	8,494	5,795	2,699
Total operating expenses	49,797	28,959	20,838
Loss from operations	(49,797)	(28,959)	(20,838)
Other income (expense):
Interest income	$2,402	2,574	(172)
Interest expense	(727)	(449)	(278)
Other income (expense)	1,293	(55)	1,348
Total other income (expense)	2,968	2,070	898
Net loss	$(46,829)	$(26,889)	$(19,940)

Research and development expenses. Research and development expenses were $26.0 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $2.8 million primarily consisted of $3.5 million of personnel-related expenses, primarily due to an increase in headcount, including $1.4 million of stock-based compensation expense, and $1.0 million of consulting related expenses, partially offset by a decrease of $2.6 million related to clinical development expenses related to HIL-214.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the three months ended March 31, 2024 related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the three months ended March 31, 2023.

General and administrative expenses. General and administrative expenses were $8.5 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $2.7 million primarily consisted of $1.7 million of personnel-related expenses, primarily due to an increase in headcount, including $1.1 million of stock-based compensation expense, $0.6 million of consulting related expenses and $0.4 million of facility and other expenses.

Other income (expense). Other income of $3.0 million for the three months ended March 31, 2024 primarily consisted of $2.4 million of interest income on our cash, cash equivalents and marketable securities and $1.3 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility. Other expense of $2.1 million for the three months ended March 31, 2023 primarily consisted of $2.6 million of interest income on our cash and cash equivalents, partially offset by $0.4 million of interest expense on our term loan facility and $0.1 million of other expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023 and borrowings under our term loan facility. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $272.7 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of March 31, 2024), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 1.00% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of March 31, 2024, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $25.8 million. As of March 31, 2024, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $33.6 million, with $1.2 million payable for the year ending December 31, 2024. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 9 — Long-Term Debt” of this Quarterly Report.

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of March 31, 2024, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(33,002)	$(15,954)
Investing activities	(57,662)	(2,985)
Financing activities	15,062	80
Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,602)	$(18,859)

Operating Activities

Net cash used in operating activities of $33.0 million for the three months ended March 31, 2024 was primarily due to our net loss of $46.8 million and a net change of $6.4 million in our operating assets and liabilities, partially offset by $20.3 million of noncash charges primarily related to $15.3 million of acquired in-process research and development, $5.2 million of stock-based compensation, $0.3 million related to the amortization of operating lease right-of-use assets, $0.2 million related to amortization of debt discount, $0.2 million related to issuance of PIK interest debt and $0.5 million related to depreciation expense, partially offset by $1.3 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to a decrease of $0.1 million related to operating lease liabilities due to leasehold improvement reimbursements, $1.2 million in prepaid expenses and other current assets and $5.2 million in accounts payable and accrued expenses in support of the growth in our operating activities.

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

Investing Activities

Net cash used in investing activities of $57.7 million for the three months ended March 31, 2024 was due to $92.7 million in purchases of marketable securities, $13.8 million in cash paid for purchased in-process research and development and

$0.2 million in purchases of property and equipment, partially offset by $49.0 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $3.0 million for the three months ended March 31, 2023 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $15.1 million for the three months ended March 31, 2024 was due to $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.2 million in proceeds from the issuance of stock under our share-based compensation arrangements.

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023 was due to proceeds from the exercise of common stock options.

Contractual Obligations and Commitments

As of March 31, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2023 Form 10-K.

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

As of March 31, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus for the IPO. As of March 31, 2024, we estimate that we have used approximately $181.6 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

HilleVax, Inc.

Date: May 9, 2024	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)