Form 10-Q
period 2024-06-30
HilleVax, Inc.
filed 2024-08-09
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 49,784,938 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$108,444	$216,678
Marketable securities	136,596	86,805
Prepaid expenses and other current assets	7,486	7,195
Total current assets	252,526	310,678
Property and equipment, net	10,363	14,018
Operating lease right-of-use assets	12,388	18,082
Restricted cash	1,631	1,631
Other assets	23	25
Total assets	$276,931	$344,434
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,850	$7,461
Accrued expenses (includes related party amounts of $36 and $33, respectively)	16,003	18,553
Accrued interest	131	134
Current portion of long-term debt, net of debt discount	25,665	—
Current portion of operating lease liability	3,516	3,118
Total current liabilities	49,165	29,266
Operating lease liability, net of current portion	21,896	22,831
Long-term debt, net of debt discount	—	25,244
Other long-term liabilities	940	1,568
Total liabilities	72,001	78,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at June 30, 2024 and December 31, 2023; issued shares—49,784,938 and 48,497,853 at June 30, 2024 and December 31, 2023, respectively; outstanding shares—49,289,852 and 47,666,438 at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	681,918	654,986
Accumulated other comprehensive loss	(937)	(907)
Accumulated deficit	(476,056)	(388,559)
Total stockholders’ equity	204,930	265,525
Total liabilities and stockholders’ equity	$276,931	$344,434

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (includes related party amounts of $36, $29, $58, and $197, respectively)	$26,601	$22,953	$52,579	$46,117
In-process research and development	—	—	15,325	—
General and administrative (includes related party amounts of $0, $3, $0, and $6, respectively)	8,127	7,231	16,621	13,026
Impairment charges	8,235	—	8,235	—
Total operating expenses	42,963	30,184	92,760	59,143
Loss from operations	(42,963)	(30,184)	(92,760)	(59,143)
Other income (expense):
Interest income	1,698	2,453	4,100	5,027
Interest expense	(738)	(500)	(1,465)	(949)
Other income	1,335	329	2,628	274
Total other income	2,295	2,282	5,263	4,352
Net loss	$(40,668)	$(27,902)	$(87,497)	$(54,791)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10	(37)	(111)	(37)
Pension and other postemployment benefits	3	(3)	81	(4)
Total comprehensive loss	$(40,655)	$(27,942)	$(87,527)	$(54,832)
Net loss per share, basic and diluted	$(0.83)	$(0.74)	$(1.79)	$(1.45)
Weighted-average shares of common stock outstanding, basic and diluted	49,179,109	37,951,735	48,819,729	37,853,176

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2024	49,055,192	$5	$675,242	$(950)	$(435,388)	$238,909
Vesting of restricted shares	168,165	—	—	—	—	—
Stock-based compensation	—	—	6,061	—	—	6,061
Issuance of common stock under share-based compensation arrangements	66,495	—	615	—	—	615
Unrealized gain on marketable securities	—	—	—	10	—	10
Pension and other postemployment benefits	—	—	—	3	—	3
Net loss	—	—	—	—	(40,668)	(40,668)
Balance at June 30, 2024	49,289,852	$5	$681,918	$(937)	$(476,056)	$204,930

Balance at March 31, 2023	37,841,987	$4	$535,221	$(282)	$(291,882)	$243,061
Vesting of restricted shares	170,304	—	—	—	—	—
Stock-based compensation	—	—	3,246	—	—	3,246
Issuance of common stock under share-based compensation arrangements	36,895	—	398	—	—	398
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Pension and other postemployment benefits	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(27,902)	(27,902)
Balance at June 30, 2023	38,049,186	$4	$538,865	$(322)	$(319,784)	$218,763

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525
Vesting of restricted shares	517,604	—	—	—	—	—
Stock-based compensation	—	—	11,255	—	—	11,255
Issuance of common stock under share-based compensation arrangements	88,860	—	790	—	—	790
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized gain on marketable securities	—	—	—	(111)	—	(111)
Pension and other postemployment benefits	—	—	—	81	—	81
Net loss	—	—	—	—	(87,497)	(87,497)
Balance at June 30, 2024	49,289,852	$5	$681,918	$(937)	$(476,056)	$204,930

Balance at December 31, 2022	37,656,037	4	532,499	(281)	(264,993)	267,229
Vesting of restricted shares	344,872	—	—	—	—	—
Stock-based compensation	—	—	5,888	—	—	5,888
Issuance of common stock under share-based compensation arrangements	48,277	—	478	—	—	478
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Pension and other postemployment benefits	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(54,791)	(54,791)
Balance at June 30, 2023	38,049,186	$4	$538,865	$(322)	$(319,784)	$218,763

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(87,497)	$(54,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	924	106
Stock-based compensation	11,255	5,888
Amortization of operating lease right-of-use assets	578	673
Impairment of long-lived assets	8,235	—
Amortization of debt discount	321	255
Issuance of PIK interest debt	352	205
Acquired in-process research and development	15,325	—
Net accretion/amortization of premiums and discounts on marketable securities	(2,797)	(603)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $0 and $48, respectively)	(291)	2,223
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $3 and $(269), respectively)	(8,646)	5,131
Accrued interest	(3)	47
Operating lease right-of-use assets and liabilities	(537)	2,495
Net cash used in operating activities	(62,781)	(38,371)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(13,825)	—
Purchases of property and equipment	(200)	(7,824)
Purchases of marketable securities	(139,605)	(85,109)
Proceeds from sales or maturities of marketable securities	92,500	—
Net cash used in investing activities	(61,130)	(92,933)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	790	478
Proceeds from issuance of at-the-market offering, net	14,887	—
Proceeds from issuance of long-term debt, net of issuance costs	—	9,800
Net cash provided by financing activities	15,677	10,278
Net decrease in cash, cash equivalents and restricted cash	(108,234)	(121,026)
Cash, cash equivalents and restricted cash—beginning of period	218,309	281,032
Cash, cash equivalents and restricted cash—end of period	$110,075	$160,006
Supplemental disclosure of cash flow information
Cash paid for interest	$769	$461
Supplemental disclosure of noncash investing and financing activities
Unpaid in-process research and development	$1,500	$—
Unpaid property and equipment purchases	$324	$1,412
Accreted final interest payment fees	$252	$217

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

Liquidity and Capital Resources

From inception to June 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of HIL-214 and HIL-216. From inception to June 30, 2024, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, and the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023 (see Note 10).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the three and six months ended June 30, 2024, the Company's stock price and resulting market capitalization experienced a significant decline. Accordingly, the Company assessed its long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. As a result of its fair value analysis, the Company recorded a $8.2 million impairment charge on its long-lived assets for the three and six months ended June 30, 2024.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2024 and 2023, comprehensive loss included gains and losses on the Company's pension benefit obligation and unrealized gains and losses on marketable securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 642,177 shares, 1,317,580 shares, 726,795 shares, and 1,404,701 shares from the basic weighted-average number of common shares outstanding for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
	2024	2023
Common stock options	5,827,479	3,699,332
Unvested common stock	2,061,750	1,921,342
ESPP shares	14,936	6,246
Total potentially dilutive shares	7,904,165	5,626,920

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$102,550	$102,550	$—	$—
Marketable securities:
U.S. treasury notes	67,234	67,234	—	—
U.S government agency bonds	69,362	—	69,362	—
Total	$239,146	$169,784	$69,362	$—

		Fair Value Measurements at December 31, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$209,659	$209,659	$—	$—
Marketable securities:
U.S. treasury notes	43,050	43,050	—	—
U.S government agency bonds	43,755	—	43,755	—
Total	$296,464	$252,709	$43,755	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of June 30, 2024, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$67,295	$-	$(61)	$67,234
U.S. government agency bonds	69,418	—	(56)	69,362
Total	$136,713	$—	$(117)	$136,596

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$43,036	$16	$(2)	$43,050
U.S. government agency bonds	43,775	4	(24)	43,755
Total	$86,811	$20	$(26)	$86,805

At June 30, 2024 and December 31, 2023, all available-for-sale marketable securities had contractual maturities of less than one year.

As of June 30, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment	$103	$103
Furniture and equipment	377	377
Leasehold improvements	8,845	11,964
Lab equipment	2,706	2,116
Construction in progress	136	338
Total property and equipment, at cost	12,167	14,898
Less accumulated depreciation	1,804	880
Property and equipment, net	$10,363	$14,018

Depreciation expense for the three and six months ended June 30, 2024 was $0.4 million and $0.9 million, respectively. Depreciation expense for each of the three and six months ended June 30, 2023 was $0.1 million.

Gross asset balances in the table above reflect $3.1 million of long-lived asset impairment described in Note 2 above.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued external research and development costs	$11,953	$12,665
Accrued payroll and payroll-related costs	474	5,233
Accrued professional costs	1,017	498
Other	2,559	157
Total accrued expenses	$16,003	$18,553

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$108,444	$216,678
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$110,075	$218,309

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of $6.2 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.2 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and June 30, 2024, the Company recorded increases of $6.2 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The Company completed an evaluation of the carrying value of its long-lived assets, including its operating lease right-of-use asset. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. The Company used market participant assumptions to determine the fair value of the operating lease right-of-use asset. Based on its evaluation, the Company determined that the operating lease right-of-use asset was impaired and recorded a $5.1 million charge as of June 30, 2024.

The following table summarizes operating lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense:
Operating lease expense	$783	$779	$1,582	$1,559

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three and six months ended June 30, 2024 and 2023.

The following table summarizes the lease term and discount rate for operating leases:

	June 30,	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term	8.50	9.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,793

At June 30, 2024, the future minimum noncancelable operating lease payments were as follows (in thousands):

June 30, 2024
Years ending December 31:
2024	1,792
2025	3,689
2026	3,784
2027	3,860
2028	3,974
Thereafter	17,101
Total undiscounted operating lease payments	34,200
Present value adjustment	(8,788)
Operating lease liability	25,412
Less current portion of operating lease liability	3,516
Operating lease liability, net of current portion	$21,896

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to June 30, 2024, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. For the three and six months ended June 30, 2023, the Company incurred $3,000 and $6,000, respectively, of shared operating expenses. The Company did not incur any shared operating expenses for the three and six months ended June 30, 2024.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, the Company incurred $36,000, $29,000, $58,000 and $0.2 million, respectively, of research and development expenses for Takeda’s services. As of June 30, 2024 and December 31, 2023, the Company had $36,000 and $33,000, respectively, of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of June 30, 2024, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the three and six months ended June 30, 2024 and 2023.

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

In consideration of the Kangh License, the Company has an upfront payment amount of $15.0 million, of which $13.5 million has been paid as of June 30, 2024 and the remaining $1.5 million is expected to be paid by December 31, 2024. In addition, the Company has the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $13.5 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the six months ended June 30, 2024.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. During the year ended December 31, 2022, the Company began matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.2 million, $0.1 million, $0.5 million, and $0.4 million during the three and six months ended June 30, 2024 and 2023, respectively.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

9. Long-Term Debt

The Company’s Term Loan consists of the following (in thousands):

June 30, 2024
Long-term debt, current portion	$25,000
Accumulated PIK interest	987
Total principal (including PIK interest)	25,987
Unamortized debt discount	(322)
Total debt, net of debt discount	$25,665

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of June 30, 2024), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of June 30, 2024). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of June 30, 2024, the Company had borrowed $25.0 million pursuant to the Loan Agreement. During the three months ended June 30, 2024, the Company recognized interest expense of $0.7 million related to the Term Loans using the effective interest method. Included in such expense was $0.1 million related to accretion of the final payment fee to other long-term liabilities, $0.2 million of PIK interest, $0.4 million of coupon interest, and an immaterial amount of debt discount amortization. During the six months ended June 30, 2024, the Company recognized interest expense of $1.4 million related to the Term Loans using the effective interest method. Included in such expense was $0.3 million related to accretion of the final payment fee to other long-term liabilities, $0.4 million of PIK interest, $0.7 million of coupon interest, and an immaterial amount of debt discount amortization.

Future minimum principal and interest payments, including the final payment fee, as of June 30, 2024 are as follows (in thousands):

June 30, 2024
Years ending December 31:
2024	$805
2025	8,433
2026	13,303
2027	10,645
Total principal payments, interest payments and final payment fee	33,186
Less: interest, PIK interest and final payment fee	(7,199)
Total debt	$25,987

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the three months ended June 30, 2024, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2024, 9,583,345 shares were reserved for issuance under the 2022 Plan, of which 2,969,923 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Granted	2,101,895	14.85
Exercised	(49,675)	7.72
Cancelled	(120,802)	13.82
Balance at June 30, 2024	5,827,479	$14.29	8.76	$8,670
Vested and expected to vest at June 30, 2024	5,827,479	$14.29	8.76	$8,670
Exercisable at June 30, 2024	1,650,052	$13.16	8.04	$4,720

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%–4.7%	3.5%–4.0%	3.9%–4.7%	3.5%–4.1%
Expected volatility	96.5%–99.1%	92.6%–95.9%	95.1%–99.1%	91.7%–95.9%
Expected term (in years)	5.5–6.1	5.5–6.1	5.5–6.1	5.5–6.1
Expected dividend yield	0%	0%	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,188	$1,539	$5,896	$2,816
General and administrative	2,873	1,707	5,359	3,072
Total	$6,061	$3,246	$11,255	$5,888

The weighted average grant date fair value per share of option grants for the three and six months ended June 30, 2024 and 2023 was $11.00, $16.77, $11.70, and $17.68, respectively. As of June 30, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $44.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2023	1,571,716	$8.474
Shares granted	1,036,450	15.019
Shares forfeited	(28,812)	15.543
Share vested	(517,604)	6.385
Balance at June 30, 2024	2,061,750	12.208

The Company did not issue any shares of restricted common stock during the three months ended June 30, 2024 and 2023. The Company issued shares of restricted common stock during the six months ended June 30, 2024 and 2023, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the six months ended June 30, 2024 and 2023 was $15.02 and $18.00, respectively. As of June 30, 2024, total unrecognized stock-based compensation cost related to restricted stock was approximately $22.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of June 30, 2024 and December 31, 2023, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

June 30, 2024
Common stock options outstanding	5,827,479
Shares available for issuance under the Plans	2,969,923
Shares available for issuance under the ESPP	1,169,616
9,967,018

10. Subsequent Events

On July 19, 2024, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Loan Agreement with Hercules. The Company made a final payment of $28.5 million, including a final payment fee and prepayment fee of $2.3 million, under the Loan Agreement. In connection with the repayment, the Loan Agreement and the other loan documents associated therewith were terminated and the Lenders’ security interests in the Company’s assets and property were released.

On July 31, 2024, the Company announced a workforce reduction of approximately 41 employees, constituting approximately 40% of the Company’s workforce. The Company currently estimates that it will incur charges associated with the workforce reduction of approximately $3.4 million primarily related to employee severance payments, benefits and related termination costs. The Company expects that the reduction in force will be substantially complete with the majority of related charges recognized in the third quarter of 2024. The estimates of the charges and expenditures that the

Company expects to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. In July 2024, we reported top-line data from NEST-IN1.The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We plan to discontinue further development of HIL-214 in infants and are exploring the potential for continued development of HIL-214 and HIL-216, our Phase 1 ready vaccine candidate, in adults as well as business development-related activities for these vaccine candidates. On July 31, 2024, we announced a workforce reduction of approximately 41 employees, constituting approximately 40% of our workforce. We currently estimate that it will incur charges associated with the workforce reduction of approximately $3.4 million primarily related to employee severance payments, benefits and related termination costs. We expect that the reduction in force will be substantially complete with the majority of related charges recognized in the third quarter of 2024. The estimates of the charges and expenditures that we expect to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $245.0 million. From inception to June 30, 2024, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023 were $40.7 million, $27.9 million, $87.5 million and $54.8 million, respectively. As of June 30, 2024, we had an accumulated deficit of $476.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance HIL-214 through clinical trials, seek regulatory approval for HIL-214, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution in anticipation of obtaining potential marketing approval for HIL-214, obtain, maintain, protect and enforce our intellectual property, expand our general and administrative support functions, including hiring additional personnel.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through at least the next 12 months. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete development of, and obtain regulatory approval for, HIL-214 or HIL-216, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of HIL-214 or HIL-216, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and six months ended June 30, 2024 and 2023, we incurred $36,000, $29,000, $58,000 and $0.2 million, respectively, of research and development expenses for Takeda’s services.

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

In consideration of the Kangh License, we have an upfront payment amount of $15.0 million, of which $13.5 million has been paid as of June 30, 2024 and the remaining $1.5 million is expected to be paid by December 31, 2024. In addition, we have the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

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

If we continue the development of HIL-214 or HIL-216 in adults, we plan to substantially increase our research and development expenses for the foreseeable future. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of HIL-214, HIL-216 or any other vaccine candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast whether HIL-214 or any other vaccine candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future development costs may vary significantly based on factors such as:

•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible subjects;
•
the number of subjects that participate in the trials;
•
the number of doses evaluated in the trials;
•
the costs and timing of manufacturing HIL-214 and HIL-216 and placebo for use in our trials;
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

In-Process Research and Development

In-process research and development expenses for the six months ended June 30, 2024 relate to the Kangh License, and include an aggregate $15.0 million upfront payment for exclusive use of the license.

General and Administrative

General and administrative expenses consist of salaries and employee-related costs for personnel in executive, finance and other administrative functions, legal fees relating to intellectual property and corporate matters and professional fees for accounting, auditing and consulting services.

Impairment Charges

Impairment charges consist of an impairment loss on our long-lived assets.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest on our then outstanding convertible promissory notes and our term loan facility.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$26,601	$22,953	$3,648
General and administrative	8,127	7,231	896
Impairment charges	8,235	—	8,235
Total operating expenses	42,963	30,184	12,779
Loss from operations	(42,963)	(30,184)	(12,779)
Other income (expense):
Interest income	$1,698	2,453	(755)
Interest expense	(738)	(500)	(238)
Other income (expense)	1,335	329	1,006
Total other income	2,295	2,282	13
Net loss	$(40,668)	$(27,902)	$(12,766)

Research and development expenses. Research and development expenses were $26.6 million and $23.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $3.6 million primarily consisted of $2.1 million of personnel-related expenses, primarily due to an increase in headcount, including $1.6 million of stock-based compensation expense, $0.8 million of consulting expenses, and $1.4 million of facility and other expenses, partially offset by a decrease of $0.7 million related to clinical development expenses related to HIL-214.

General and administrative expenses. General and administrative expenses were $8.1 million and $7.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.9 million primarily consisted of $0.7 million of personnel-related expenses, primarily due to an increase in headcount, including $1.2 million of stock-based compensation expense, and $0.9 million of other expenses, partially offset by a decrease of $0.6 million of professional service expenses and $0.2 million of consulting and facility expenses.

Impairment charges. Impairment charges of $8.2 million for the three months ended June 30, 2024 consisted of $5.1 million of impairment charges on our right-of-use asset and $3.1 million of impairment charges on our property and equipment, which was triggered by the decline in our market capitalization over the subsequent release of the top-line data from our NEST-IN1 clinical study in July 2024. We did not incur any impairment charges for the three months ended June 30, 2023.

Other income (expense). Other income of $2.3 million for the three months ended June 30, 2024 primarily consisted of $1.7 million of interest income on our cash, cash equivalents and marketable securities and $1.3 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility. Other income of $2.3 million for the three months ended June 30, 2023 primarily consisted of $2.5 million of interest income on our cash, cash equivalents and marketable securities and $0.3 million of other income, partially offset by $0.5 million of interest expense on our term loan facility.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$52,579	$46,117	$6,462
In-process research and development	15,325	—	15,325
General and administrative	16,621	13,026	3,595
Impairment charges	8,235	—	8,235
Total operating expenses	92,760	59,143	33,617
Loss from operations	(92,760)	(59,143)	(33,617)
Other income (expense):
Interest income	$4,100	5,027	(927)
Interest expense	(1,465)	(949)	(516)
Other income (expense)	2,628	274	2,354
Total other income (expense)	5,263	4,352	911
Net loss	$(87,497)	$(54,791)	$(32,706)

Research and development expenses. Research and development expenses were $52.6 million and $46.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $6.5 million primarily consisted of $5.6 million of personnel-related expenses, primarily due to an increase in headcount, including $3.1 million of stock-based compensation expense, $1.8 million of consulting expenses, $1.1 million of facility expenses, and $1.1 million of other expenses, partially offset by a decrease of $3.2 million related to clinical development expenses related to HIL-214.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the six months ended June 30, 2024 related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the six months ended June 30, 2023.

General and administrative expenses. General and administrative expenses were $16.6 million and $13.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $3.6 million primarily consisted of $2.4 million of personnel-related expenses, primarily due to an increase in headcount, including $2.3 million of stock-based compensation expense, and $1.1 million of facility and other expenses.

Impairment charges. Impairment charges of $8.2 million for the six months ended June 30, 2024 consisted of $5.1 million of impairment charges on our right-of-use asset and $3.1 million of impairment charges on our property and equipment, which was triggered by the decline in our market capitalization over the subsequent release of the top-line data from our NEST-IN1 clinical study in July 2024. We did not incur any impairment charges for the six months ended June 30, 2023.

Other income (expense). Other income of $5.3 million for the six months ended June 30, 2024 primarily consisted of $4.1 million of interest income on our cash, cash equivalents and marketable securities and $2.6 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $1.5 million of interest expense on our term loan facility. Other income of $4.4 million for the six months ended June 30, 2023 primarily consisted of $5.0 million of interest income on our cash, cash equivalents and marketable securities and $0.3 million of other income, partially offset by $0.9 million of interest expense on our term loan facility.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of HIL-214 and HIL-216, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023 and borrowings under our term loan facility. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $245.0 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of June 30, 2024), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

As of June 30, 2024, the total outstanding borrowings, including PIK interest, under the Loan Agreement were $26.0 million. As of June 30, 2024, future minimum principal, interest and final payment fees due under the Loan Agreement were approximately $33.2 million, with $0.8 million payable for the year ending December 31, 2024. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 9 — Long-Term Debt” of this Quarterly Report.

On July 19, 2024, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Loan Agreement with Hercules. We made a final payment of $28.5 million, including a final payment fee and prepayment fee of $2.3 million, under the Loan Agreement. In connection with the repayment, the Loan Agreement and the other loan documents associated therewith were terminated and the Lenders’ security interests in our assets and property were released.

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of June 30, 2024, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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
•
the costs and timing of manufacturing for HIL-214, HIL-216 and placebo to be used in our planned clinical trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of HIL-214, HIL-216 or any other vaccine candidates;
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
•
the costs and timing of establishing or securing sales and marketing capabilities if HIL-214, HIL-216 or other vaccine candidates are approved;
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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs or vaccine candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our vaccine candidates even if we would otherwise prefer to develop and market such vaccine candidates ourselves.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(62,781)	$(38,371)
Investing activities	(61,130)	(92,933)
Financing activities	15,677	10,278
Net increase (decrease) in cash, cash equivalents and restricted cash	$(108,234)	$(121,026)

Operating Activities

Net cash used in operating activities of $62.8 million for the six months ended June 30, 2024 was primarily due to our net loss of $87.5 million and a net change of $9.5 million in our operating assets and liabilities, partially offset by $34.2 million of noncash charges primarily related to $15.3 million of acquired in-process research and development, $11.3 million of stock-based compensation, $8.2 million related to the impairment of long-lived assets, $0.6 million related to the amortization of operating lease right-of-use assets, $0.3 million related to amortization of debt discount, $0.4 million related to issuance of PIK interest debt and $0.9 million related to depreciation expense, partially offset by $2.8 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to a decrease of $0.5 million related to operating lease liabilities due to leasehold improvement reimbursements, $0.3 million in prepaid expenses and other current assets and $8.6 million in accounts payable and accrued expenses in support of the growth in our operating activities.

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

Investing Activities

Net cash used in investing activities of $61.1 million for the six months ended June 30, 2024 was due to $139.6 million in purchases of marketable securities, $13.8 million in cash paid for purchased in-process research and development and $0.2 million in purchases of property and equipment, partially offset by $92.5 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $92.9 million for the six months ended June 30, 2023 was due to $85.1 million in purchases of marketable securities and $7.8 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $15.7 million for the six months ended June 30, 2024 was due to $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.8 million in proceeds from the issuance of stock under our share-based compensation arrangements.

Net cash provided by financing activities of $10.3 million for the six months ended June 30, 2023 was due to $9.8 million of net proceeds in borrowings under our term loan facility, $0.3 million in proceeds from the issuance of stock under our stock purchase plan and $0.2 million in proceeds from the exercise of common stock options.

Contractual Obligations and Commitments

As of June 30, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2023 Form 10-K.

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

As of June 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We cannot provide any assurance we will be successful in identifying a viable development path for HIL-214 or HIL-216 in adults, or otherwise in securing business-development-related arrangements sufficient to advance these candidates.

In July 2024, we reported top-line data from NEST-IN1 for HIL-214.The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We also announced a workforce reduction of approximately 41 employees, or approximately 40% of our workforce, intended to preserve cash while maintaining core capabilities as we explore the potential for continued development of HIL-214 and HIL-216 in adults as well as business development-related activities for these vaccine candidates.

Despite these efforts, we may be unable to identify a viable development path forward for HIL-214 or HIL-216. Even if we do identify a development path forward for our vaccine candidates, we may require additional capital and other resources, including business development partnerships or other strategic collaborations. However, we may be unable to secure such partnerships, other strategic collaborations or other resources on acceptable terms or at all. In addition, we may not realize the benefits expected from the workforce reduction, including our ability to conserve cash and such actions may make it more difficult to retain key personnel.

We currently depend primarily on the success of HIL-214, and to a lesser extent, HIL-216. If we are unable to develop, receive marketing approval for or successfully commercialize our vaccine candidates, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed. We may determine to evaluate other strategic alternatives, such as a business combination, merger or reverse merger, in order to maximize shareholder value. Even if we pursue strategic alternatives, we may be unable to complete a transaction on acceptable terms or at all, and if any of the above events occur, you may lose all or part of your investment.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus for the IPO. As of June 30, 2024, we estimate that we have used approximately $211.4 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of HIL-214.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

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

HilleVax, Inc.

Date: August 8, 2024	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)