Form 10-Q
period 2024-09-30
HilleVax, Inc.
filed 2024-11-07
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 49,806,070 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$103,764	$216,678
Marketable securities	85,546	86,805
Prepaid expenses and other current assets	7,860	7,195
Total current assets	197,170	310,678
Property and equipment, net	9,775	14,018
Operating lease right-of-use assets	12,022	18,082
Restricted cash	1,631	1,631
Other assets	24	25
Total assets	$220,622	$344,434
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$7,461
Accrued expenses (includes related party amounts of $72 and $33, respectively)	9,082	18,553
Accrued interest	—	134
Current portion of operating lease liability	3,546	3,118
Total current liabilities	13,836	29,266
Operating lease liability, net of current portion	21,427	22,831
Long-term debt, net of debt discount	—	25,244
Other long-term liabilities	1,086	1,568
Total liabilities	36,349	78,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at September 30, 2024 and December 31, 2023; issued shares—49,795,054 and 48,497,853 at September 30, 2024 and December 31, 2023, respectively; outstanding shares—49,468,133 and 47,666,438 at September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	686,968	654,986
Accumulated other comprehensive loss	(821)	(907)
Accumulated deficit	(501,879)	(388,559)
Total stockholders’ equity	184,273	265,525
Total liabilities and stockholders’ equity	$220,622	$344,434

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (includes related party amounts of $36, $55, $93, and $252, respectively)	$20,165	$27,308	$72,744	$73,425
In-process research and development	—	—	15,325	—
General and administrative	6,215	6,603	22,836	19,629
Impairment charges	—	—	8,235	—
Total operating expenses	26,380	33,911	119,140	93,054
Loss from operations	(26,380)	(33,911)	(119,140)	(93,054)
Other income (expense):
Interest income	1,353	1,690	5,453	6,717
Interest expense	(1,853)	(717)	(3,318)	(1,666)
Other income	1,057	1,123	3,685	1,397
Total other income	557	2,096	5,820	6,448
Net loss	$(25,823)	$(31,815)	$(113,320)	$(86,606)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	166	(28)	55	(65)
Pension and other postemployment benefits	(50)	7	31	3
Total comprehensive loss	$(25,707)	$(31,836)	$(113,234)	$(86,668)
Net loss per share, basic and diluted	$(0.52)	$(0.81)	$(2.31)	$(2.26)
Weighted-average shares of common stock outstanding, basic and diluted	49,382,277	39,039,553	49,008,614	38,252,981

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2024	49,289,852	$5	$681,918	$(937)	$(476,056)	$204,930
Vesting of restricted shares	178,281	—	—	—	—	—
Stock-based compensation	—	—	5,050	—	—	5,050
Unrealized gain on marketable securities	—	—	—	166	—	166
Pension and other postemployment benefits	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(25,823)	(25,823)
Balance at September 30, 2024	49,468,133	$5	$686,968	$(821)	$(501,879)	$184,273

Balance at June 30, 2023	38,049,186	$4	$538,865	$(322)	$(319,784)	$218,763
Vesting of restricted shares	168,164	—	—	—	—	—
Stock-based compensation	—	—	3,946	—	—	3,946
Issuance of common stock under share-based compensation arrangements	1,000	—	7	—	—	7
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,749	—	—	107,750
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Pension and other postemployment benefits	—	—	—	7	—	7
Net loss	—	—	—	—	(31,815)	(31,815)
Balance at September 30, 2023	47,418,350	$5	$650,567	$(343)	$(351,599)	$298,630

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525
Vesting of restricted shares	695,885	—	—	—	—	—
Stock-based compensation	—	—	16,305	—	—	16,305
Issuance of common stock under share-based compensation arrangements	88,860	—	790	—	—	790
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized gain on marketable securities	—	—	—	55	—	55
Pension and other postemployment benefits	—	—	—	31	—	31
Net loss	—	—	—	—	(113,320)	(113,320)
Balance at September 30, 2024	49,468,133	$5	$686,968	$(821)	$(501,879)	$184,273

Balance at December 31, 2022	37,656,037	4	532,499	(281)	(264,993)	267,229
Vesting of restricted shares	513,036	—	—	—	—	—
Stock-based compensation	—	—	9,834	—	—	9,834
Issuance of common stock under share-based compensation arrangements	49,277	—	485	—	—	485
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,749	—	—	107,750
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Pension and other postemployment benefits	—	—	—	3	—	3
Net loss	—	—	—	—	(86,606)	(86,606)
Balance at September 30, 2023	47,418,350	$5	$650,567	$(343)	$(351,599)	$298,630

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(113,320)	$(86,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,400	450
Stock-based compensation	16,305	9,834
Amortization of operating lease right-of-use assets	944	982
Impairment of long-lived assets	8,235	—
Amortization of debt discount	321	410
Issuance (payment) of PIK interest debt	(634)	375
Acquired in-process research and development	15,325	—
Net accretion/amortization of premiums and discounts on marketable securities	(3,932)	(1,876)
Loss on extinguishment of debt	1,853	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $0 and $77, respectively)	(665)	2,427
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $39 and $(281), respectively)	(15,325)	4,459
Accrued interest	(134)	73
Operating lease right-of-use assets and liabilities	(976)	4,295
Net cash used in operating activities	(90,603)	(65,177)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(15,325)	—
Purchases of property and equipment	(412)	(10,010)
Purchases of marketable securities	(155,299)	(129,097)
Proceeds from sales or maturities of marketable securities	160,545	15,000
Net cash used in investing activities	(10,491)	(124,107)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	790	485
Proceeds from issuance of at-the-market offering, net	14,887	—
Repayment of long-term debt, including fees	(27,497)	—
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	—	108,100
Proceeds from issuance of long-term debt, net of issuance costs	—	9,800
Net cash provided by (used in) financing activities	(11,820)	118,385
Net decrease in cash, cash equivalents and restricted cash	(112,914)	(70,899)
Cash, cash equivalents and restricted cash—beginning of period	218,309	281,032
Cash, cash equivalents and restricted cash—end of period	$105,395	$210,133
Supplemental disclosure of cash flow information
Cash paid for interest	$925	$1,121
Supplemental disclosure of noncash investing and financing activities
Unpaid underwritten public offering costs	$—	$350
Unpaid property and equipment purchases	$—	$171
Accreted final interest payment fees	$—	$339

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

Liquidity and Capital Resources

From inception to September 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and potential commercialization of its norovirus vaccine candidates. From inception to September 30, 2024, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, and the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023 (see Note 10).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2024, the Company's stock price and resulting market capitalization experienced a significant decline. Accordingly, the Company assessed its long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. As a result of its fair value analysis, the Company recorded a $8.2 million impairment charge on its long-lived assets for the nine months ended September 30, 2024. The Company did not record any impairment charges for the three months ended September 30, 2024.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2024 and 2023, comprehensive loss included gains and losses on the Company's pension benefit obligation and unrealized gains and losses on marketable securities.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 474,744 shares, 1,149,612 shares, 642,165 shares, and 1,318,737 shares from the basic weighted-average number of common shares outstanding for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2024	2023
Common stock options	5,021,708	3,770,701
Unvested common stock	1,713,318	1,742,090
ESPP shares	—	16,767
Total potentially dilutive shares	6,735,026	5,529,558

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$98,273	$98,273	$—	$—
Marketable securities:
U.S. treasury notes	46,818	46,818	—	—
U.S government agency bonds	38,728	—	38,728	—
Total	$183,819	$145,091	$38,728	$—

		Fair Value Measurements at December 31, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$209,659	$209,659	$—	$—
Marketable securities:
U.S. treasury notes	43,050	43,050	—	—
U.S government agency bonds	43,755	—	43,755	—
Total	$296,464	$252,709	$43,755	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2024, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$46,808	$11	$(1)	$46,818
U.S. government agency bonds	38,689	39	—	38,728
Total	$85,497	$50	$(1)	$85,546

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$43,036	$16	$(2)	$43,050
U.S. government agency bonds	43,775	4	(24)	43,755
Total	$86,811	$20	$(26)	$86,805

At September 30, 2024 and December 31, 2023, all available-for-sale marketable securities had contractual maturities of less than one year.

As of September 30, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment	$103	$103
Furniture and equipment	377	377
Leasehold improvements	8,845	11,964
Lab equipment	2,730	2,116
Construction in progress	—	338
Total property and equipment, at cost	12,055	14,898
Less accumulated depreciation	2,280	880
Property and equipment, net	$9,775	$14,018

Depreciation expense for the three and nine months ended September 30, 2024 was $0.5 million and $1.4 million, respectively. Depreciation expense for each of the three and nine months ended September 30, 2023 was $0.4 million and $0.5 million, respectively.

Gross asset balances in the table above reflect $3.1 million of long-lived asset impairment described in Note 2 above.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued external research and development costs	$7,974	$12,665
Accrued payroll and payroll-related costs	587	5,233
Accrued professional costs	213	498
Other	308	157
Total accrued expenses	$9,082	$18,553

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$103,764	$216,678
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$105,395	$218,309

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of $6.2 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.2 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and September 30, 2024, the Company recorded increases of $6.2 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The Company completed an evaluation of the carrying value of its long-lived assets, including its operating lease right-of-use asset. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. The Company used market participant assumptions to determine the fair value of the operating lease right-of-use asset. Based on its evaluation, the Company determined that the operating lease right-of-use asset was impaired and recorded a $5.1 million charge during the nine months ended September 30, 2024.

The following table summarizes operating lease expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense:
Operating lease expense	$827	$780	$2,409	$2,339

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the lease term and discount rate for operating leases:

	September 30,	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term	8.20	9.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,689

At September 30, 2024, the future minimum noncancelable operating lease payments were as follows (in thousands):

September 30, 2024
Years ending December 31:
2024	897
2025	3,692
2026	3,787
2027	3,860
2028	3,974
Thereafter	17,101
Total undiscounted operating lease payments	33,311
Present value adjustment	(8,338)
Operating lease liability	24,973
Less current portion of operating lease liability	3,546
Operating lease liability, net of current portion	$21,427

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to September 30, 2024, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. The Company did not incur any material shared operating expenses for the three and nine months ended September 30, 2024 and 2023.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended

September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, the Company incurred $36,000, $55,000, $0.1 million and $0.3 million, respectively, of research and development expenses for Takeda’s services. As of September 30, 2024 and December 31, 2023, the Company had $0.1 million and $33,000, respectively, of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of September 30, 2024, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the three and nine months ended September 30, 2024 and 2023.

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

In consideration of the Kangh License, the Company has an upfront payment amount of $15.0 million. In addition, the Company has the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $15.0 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the nine months ended September 30, 2024.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. During the year ended December 31, 2022, the Company began matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.1 million, $0.1 million, $0.6 million, and $0.5 million during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2024), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April

30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of September 30, 2024). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the three months ended September 30, 2024, the Company recognized an immaterial amount of interest expense related to the Term Loans using the effective interest method. During the nine months ended September 30, 2024, the Company recognized interest expense of $1.5 million related to the Term Loans using the effective interest method. Included in such expense was $0.3 million related to accretion of the final payment fee to other long-term liabilities, $0.4 million of PIK interest, $0.7 million of coupon interest, and an immaterial amount of debt discount amortization.

On July 19, 2024, the Company repaid in full the entire $26.2 million of outstanding principal and interest under the Loan Agreement. The Company made a final payment of $28.5 million, including a final payment fee and prepayment fee of $2.3 million. The loss on extinguishment of the debt of approximately $1.9 million was recorded as interest expense during the three and nine months ended September 30, 2024. In connection with the repayment, the Loan Agreement and the other loan documents associated therewith were terminated and the Lenders’ security interests in the Company’s assets and property were released.

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the three months ended September 30, 2024, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2024, 9,640,604 shares were reserved for issuance under the 2022 Plan, of which 3,945,845 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Granted	2,101,895	14.85
Exercised	(49,675)	7.72
Cancelled	(926,573)	14.41
Balance at September 30, 2024	5,021,708	$14.25	7.92	$—
Vested and expected to vest at September 30, 2024	5,021,708	$14.25	7.92	$—
Exercisable at September 30, 2024	1,908,177	$13.31	6.43	$—

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	—	4.1%–4.6%	3.9%–4.7%	3.5%–4.6%
Expected volatility	—	94.5%–95.1%	95.1%–99.1%	91.7%–95.9%
Expected term (in years)	—	6.1	5.5–6.1	5.5–6.1
Expected dividend yield	—	0%	0%	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,402	$1,894	$8,298	$4,710
General and administrative	2,648	2,052	8,007	5,124
Total	$5,050	$3,946	$16,305	$9,834

There were no option grants during the three months ended September 30, 2024. The weighted average grant date fair value per share of option grants for the three months ended September 30, 2023 was $13.69. The weighted average grant date fair value per share of option grants for the nine months ended September 30, 2024 and 2023 was $11.70 and $17.68, respectively. As of September 30, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $31.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2023	1,571,716	$8.474
Shares granted	1,036,450	15.019
Shares forfeited	(198,963)	15.643
Share vested	(695,885)	4.987
Balance at September 30, 2024	1,713,318	13.043

The Company did not issue any shares of restricted common stock during the three months ended September 30, 2024 and 2023. The Company issued shares of restricted common stock during the nine months ended September 30, 2024 and 2023, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the nine months ended September 30, 2024 and 2023 was $15.02 and $18.00, respectively. As of September 30, 2024, total unrecognized stock-based compensation cost related to restricted stock was approximately $18.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of September 30, 2024 and December 31, 2023, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

September 30, 2024
Common stock options outstanding	5,021,708
Shares available for issuance under the Plans	3,945,845
Shares available for issuance under the ESPP	1,169,616
10,137,169

11. Subsequent Events

On October 15, 2024, the Company completed a workforce reduction of approximately 15 employees, constituting approximately 25% of the Company’s workforce. The Company currently estimates that it will incur charges associated with the workforce reduction of approximately $1.3 million primarily related to employee severance payments, benefits and related termination costs. The Company expects that the reduction in force will be substantially complete with the majority of related charges recognized in the fourth quarter of 2024. The estimates of the charges and expenditures that the Company expects to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. In July 2024, we reported top-line data from NEST-IN1.The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We plan to discontinue further development of HIL-214 and are exploring the potential for continued development of our other norovirus vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives. On July 31, 2024 and October 15, 2024, we announced workforce reductions of approximately 41 and 15 employees, respectively, constituting approximately 55% of our workforce. We currently estimate that it will incur charges associated with the workforce reduction of approximately $4.7 million primarily related to employee severance payments, benefits and related termination costs. We expect that the reduction in force that occurred in October 2024 will be substantially complete with the majority of related charges recognized in the fourth quarter of 2024. The estimates of the charges and expenditures that we expect to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $189.3 million. From inception to September 30, 2024, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023 were $25.8 million, $31.8 million, $113.3 million and $86.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $501.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through at least the next 12 months. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete development of, and obtain regulatory approval for, our norovirus vaccine candidates, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our norovirus vaccine candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and nine months ended September 30, 2024 and 2023, we incurred $36,000, $29,000, $0.1 million, and $0.2 million, respectively, of research and development expenses for Takeda’s services.

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

In consideration of the Kangh License, we have paid an upfront amount of $15.0 million. In addition, we have the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

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

•
external research and development expenses incurred under agreements with CROs and consultants to conduct and support our planned preclinical studies and clinical trials of our norovirus vaccine candidates; and
•
costs related to manufacturing our vaccine candidates for our planned preclinical studies and clinical trials.

If we continue the development of our norovirus vaccine candidates, we plan to substantially increase our research and development expenses for the foreseeable future. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our norovirus vaccine candidates or any other vaccine candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast whether our norovirus vaccine candidates or any other vaccine candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future development costs may vary significantly based on factors such as:

•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible subjects;
•
the number of subjects that participate in the trials;
•
the number of doses evaluated in the trials;
•
the costs and timing of manufacturing our norovirus vaccine candidates and placebo for use in our trials;
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

In-Process Research and Development

In-process research and development expenses for the nine months ended September 30, 2024 relate to the Kangh License, and include an aggregate $15.0 million upfront payment for exclusive use of the license.

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

Interest Expense

Interest expense consists of interest on our term loan facility, which was extinguished in July 2024.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$20,165	$27,308	$(7,143)
General and administrative	6,215	6,603	(388)
Total operating expenses	26,380	33,911	(7,531)
Loss from operations	(26,380)	(33,911)	7,531
Other income (expense):
Interest income	$1,353	1,690	(337)
Interest expense	(1,853)	(717)	(1,136)
Other income (expense)	1,057	1,123	(66)
Total other income	557	2,096	(1,539)
Net loss	$(25,823)	$(31,815)	$5,992

Research and development expenses. Research and development expenses were $20.2 million and $27.3 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $7.1 million primarily consisted of $10.6 million related to clinical development expenses related to HIL-214, partially offset by an increase of $2.4 million of personnel-related expenses, primarily related to charges associated with our workforce reduction in July 2024, and $1.1 million of facility and other expenses.

General and administrative expenses. General and administrative expenses were $6.2 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.4 million primarily consisted of $0.7 million of professional service and other expenses, partially offset by an increase of $0.3 million of personnel-related expenses, primarily related to charges associated with our workforce reduction in July 2024.

Other income (expense). Other income of $0.6 million for the three months ended September 30, 2024 primarily consisted of $1.4 million of interest income on our cash, cash equivalents and marketable securities and $1.1 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $1.9 million of interest expense on our term loan facility. Other income of $2.1 million for the three months ended September 30, 2023 primarily consisted of $1.7 million of interest income on our cash, cash equivalents and marketable securities and $1.1 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$72,744	$73,425	$(681)
In-process research and development	15,325	—	15,325
General and administrative	22,836	19,629	3,207
Impairment charges	8,235	—	8,235
Total operating expenses	119,140	93,054	26,086
Loss from operations	(119,140)	(93,054)	(26,086)
Other income (expense):
Interest income	$5,453	6,717	(1,264)
Interest expense	(3,318)	(1,666)	(1,652)
Other income (expense)	3,685	1,397	2,288
Total other income (expense)	5,820	6,448	(628)
Net loss	$(113,320)	$(86,606)	$(26,714)

Research and development expenses. Research and development expenses were $72.7 million and $73.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.7 million primarily consisted of $13.8 million related to clinical development expenses related to HIL-214, partially offset by $8.0 million of personnel-related expenses, primarily related to charges associated with our workforce reduction in July 2024, $2.4 million of consulting expenses, $1.5 million of facility expenses, and $1.3 million of other expenses.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the nine months ended September 30, 2024 related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the nine months ended September 30, 2023.

General and administrative expenses. General and administrative expenses were $22.8 million and $19.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $3.2 million primarily consisted of $2.6 million of personnel-related expenses, primarily related to charges associated with our workforce reduction in July 2024, and $1.5 million of consulting and other expenses, partially offset by a decrease of $0.9 million related to professional service expenses.

Impairment charges. Impairment charges of $8.2 million for the nine months ended September 30, 2024 consisted of $5.1 million of impairment charges on our right-of-use asset and $3.1 million of impairment charges on our property and equipment, which was triggered by the decline in our market capitalization over the subsequent release of the top-line data from our NEST-IN1 clinical study in July 2024. We did not incur any impairment charges for the nine months ended September 30, 2023.

Other income (expense). Other income of $5.8 million for the nine months ended September 30, 2024 primarily consisted of $5.5 million of interest income on our cash, cash equivalents and marketable securities and $3.7 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $3.3 million of interest expense on our term loan facility. Other income of $6.4 million for the nine months ended September 30, 2023 primarily consisted of $6.7 million of interest income on our cash, cash equivalents and marketable securities and $1.4 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $1.7 million of interest expense on our term loan facility.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our norovirus vaccine candidates, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023 and borrowings under our term loan facility. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $189.3 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of September 30, 2024), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of September 30, 2024, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, type, number, scope, results, costs and timing of, preclinical studies and clinical trials of our norovirus vaccine candidates or other potential vaccine candidates we may choose to pursue in the future, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for our norovirus vaccine candidates and placebo to be used in preclinical studies and clinical trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of our norovirus vaccine candidates or any other vaccine candidates;
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
•
the costs and timing of establishing or securing sales and marketing capabilities if our norovirus vaccine candidates or other vaccine candidates are approved;

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(90,603)	$(65,177)
Investing activities	(10,491)	(124,107)
Financing activities	(11,820)	118,385
Net increase (decrease) in cash, cash equivalents and restricted cash	$(112,914)	$(70,899)

Operating Activities

Net cash used in operating activities of $90.6 million for the nine months ended September 30, 2024 was primarily due to our net loss of $113.3 million and a net change of $17.1 million in our operating assets and liabilities, partially offset by $39.8 million of noncash charges primarily related to $16.3 million of stock-based compensation, $15.3 million of acquired in-process research and development, $8.2 million related to the impairment of long-lived assets, $1.9 million related to loss on extinguishment of debt, $1.4 million related to depreciation expense, $0.9 million related to the amortization of operating lease right-of-use assets and $0.3 million related to amortization of debt discount prior to loan payoff, partially offset by $3.9 million related to net amortization of premiums and discounts on marketable securities and $1.0 million related to the issuance (payment) of PIK interest debt. The net change in operating assets and liabilities was primarily due to a decrease of $1.0 million related to operating lease right-of-use assets and liabilities, $0.7 million in prepaid expenses and other current assets and $15.3 million in accounts payable and accrued expenses in support of the growth in our operating activities.

Net cash used in operating activities of $65.2 million for the nine months ended September 30, 2023 was primarily due to our net loss of $86.6 million, partially offset by a net change of $11.3 million in our operating assets and liabilities and $10.2 million of noncash charges primarily related to $9.8 million of stock-based compensation, $1.0 million related to the amortization of operating lease right-of-use assets, $0.5 million related to depreciation expense, $0.4 million related to amortization of debt discount and $0.4 million related to issuance of PIK interest debt, partially offset by $1.9 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to an increase of $4.3 million related to operating lease liabilities due to leasehold improvement reimbursements, $2.4 million in prepaid expenses and other current assets and $4.5 million in accounts payable and accrued expenses in support of the growth in our operating activities.

Investing Activities

Net cash used in investing activities of $10.5 million for the nine months ended September 30, 2024 was due to $155.3 million in purchases of marketable securities, $15.3 million in cash paid for purchased in-process research and development and $0.4 million in purchases of property and equipment, partially offset by $160.5 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $124.1 million for the nine months ended September 30, 2023 was due to $129.1 million in purchases of marketable securities and $10.0 million in purchases of property and equipment, partially offset by $15.0 million in proceeds from sales or maturities of marketable securities.

Financing Activities

Net cash used in financing activities of $11.8 million for the nine months ended September 30, 2024 was due to $27.5 million related to the repayment of long-term debt including fees, partially offset by $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.8 million in proceeds from the issuance of stock under our share-based compensation arrangements.

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

Contractual Obligations and Commitments

As of September 30, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2023 Form 10-K.

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

As of September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus for the IPO. As of September 30, 2024, we estimate that we have used approximately $239.4 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of our norovirus vaccine candidates.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

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

HilleVax, Inc.

Date: November 7, 2024	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)