Form 10-K
period 2024-12-31
HilleVax, Inc.
filed 2025-03-28
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $344.8 million based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $14.46 per share.

The number of shares of registrant's Common Stock outstanding as of March 10, 2025 was 50,141,064.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the Proxy Statement) for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILLEVAX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Forward-Looking Statements and Market Data

This annual report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, our plans to explore and evaluate the development of our vaccine candidates as well as business development-related activities and other strategic alternatives, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda Vaccines, Inc. (Takeda) and its predecessor, LigoCyte Pharmaceuticals, Inc. (LigoCyte), which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug application (IND) was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. In July 2024, we reported top-line data from NEST-IN1. The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited safety and immunogenicity results consistent with those observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We are exploring development of our vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives.

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

In July 2021, Takeda granted us, among other things, an exclusive license (the Takeda License) under certain intellectual property to develop and commercialize HIL-214 (formerly TAK-214) worldwide (excluding Japan) in exchange for upfront consideration as well as future cash milestones and royalties on net sales. Takeda retained commercialization rights in Japan, and we integrated certain Japan development activities into our global development plan. As of March 20, 2025, our intellectual property portfolio for HIL-214 includes 25 issued U.S. patents, including eight issued U.S. composition and formulation patents covering HIL-214 and components thereof, all of which are licensed to us under the Takeda License.

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

We initiated a Phase 2b clinical trial, NEST-IN1, in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. In July 2024, we reported top-line data from NEST-IN1. The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited safety and immunogenicity results consistent with those observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We are exploring development of our vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives.

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

Norovirus attachment and entry

Norovirus entry into host cells is a multi-step process. The first step is norovirus binding to attachment factors that concentrate the virus on the cell surface. The most well-characterized attachment factors are HBGAs. HBGAs are units of simple sugar that are bonded together, or oligosaccharides, found on the epithelia of the respiratory, genitourinary, and digestive tracts, as well as in body fluids such as blood and saliva. The interaction between norovirus and HBGAs is known to promote viral entry into host cells, and this interaction is supported by population genetics. Specifically, individuals with mutations in the FUT2 gene, which is required for secretion of HBGAs, are highly resistant to infection by GI.1 and most GII.4 norovirus strains. Approximately 20% of Caucasians lack a functional FUT2 gene. Given the importance of HBGAs for norovirus attachment and cell entry, measurement of HBGA-blocking antibodies is the primary functional method used to assess the immunogenicity of norovirus vaccine candidates. We believe that data from our planned preclinical studies and clinical trials of our norovirus vaccine candidates will help determine whether anti-HBGA antibodies are an appropriate surrogate for evaluating norovirus vaccine efficacy.

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

Our clinical program in infants

Phase 2b – infant efficacy trial (NEST-IN1)

In May 2022, we initiated our NEST-IN1 Phase 2b clinical trial to evaluate the efficacy, safety and immunogenicity of HIL-214 in approximately 3,000 infants. This clinical trial was a randomized, double-blind, placebo-controlled trial in infants of approximately 5 months of age at time of initial vaccination at sites in the United States and Latin America. In the vaccine arm, subjects received HIL-214 (50/150 µg GI.1/GII.4 VLP combination with 500 µg alum) in a two-dose regimen delivered 28 to 56 days apart. In the control arm, subjects received saline placebo at the corresponding timepoints. The dosage and scheduling were based on learnings from the NOR-202 Phase 2 trial. The primary objective of NEST-IN1 was to evaluate the protective efficacy of HIL-214 against moderate or severe AGE events associated with GI.1 or GII.4 norovirus strains (excluding certain co-infections) during a pre-determined surveillance period that begins one month after the administration of the second dose of HIL-214.

In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. We completed enrollment for NEST-IN1 in April 2023. In July 2024, we reported top-line data from NEST-IN1. The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We are exploring development of our vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives.

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

There are currently no approved vaccines for the prevention of norovirus-related illness. However, there are market analogues that we believe we can use to estimate the size of the commercial opportunity for our norovirus vaccine candidates. In the pediatric market, we believe that rotavirus vaccines are the closest analogue to our norovirus vaccine candidates. Rotavirus was the leading cause of pediatric viral AGE before the introduction of the rotavirus vaccines, Rotarix and RotaTeq. These vaccines, approved only in infants, are now widely adopted worldwide, with many countries achieving vaccination rates above 80% among one-year-olds. Rotavirus vaccines generated more than $1.5 billion in sales in 2021. For comparison, norovirus today has a similar morbidity, mortality, and economic burden in children as rotavirus did before the introduction of rotavirus vaccines. When considering all age groups, the overall burden of norovirus is greater than that of rotavirus.

In the older adult market, we believe that Shingrix, a recombinant protein vaccine developed by GSK to prevent shingles, and the newly launched RSV vaccines developed by GSK and Pfizer, are analogues for our norovirus vaccine candidates due to the similarities in morbidity, mortality and economic burden between shingles, RSV and norovirus each before the introduction of a vaccine. Shingrix generated $3.4 billion in sales in 2024. The RSV Arexvy and Abrysvo, developed by GSK and Pfizer, respectively, generated $1.4 billion in sales in 2024. For comparison, norovirus today has a greater morbidity, mortality, and economic burden than shingles did before the introduction of shingles vaccines. Prior to shingles vaccines becoming available, shingles was estimated to result in 1 million illnesses, 46,000 hospitalizations, and 80 deaths each year among adults over 50 years of age in the United States, for a total societal cost of $2.4 billion. In contrast, norovirus results in 22 million illnesses, 96,000 hospitalizations, and 1,350 deaths each year among all age groups in the United States, for a total societal cost of $10 billion. Furthermore, we believe that there is a commercial opportunity for a norovirus vaccine in other groups at high risk for norovirus infection, such as healthcare workers, immunocompromised individuals, military personnel, food handlers, and travelers, including cruise ship passengers.

A key element of our commercial strategy is to receive advisory body recommendations for the use of our norovirus vaccine candidates. In particular, we are focused on the ACIP, which is an advisory body of the CDC that develops vaccine recommendations for children and adults in the United States. New pediatric vaccines that received a preferred recommendation from ACIP are nearly universally adopted by pediatricians and are often required by schools. Rotavirus vaccines received an ACIP recommendation in 2006, which has contributed to their broad uptake in the United States.

Following completion of our planned Phase 2b and 3 trials in infants, we expect ACIP to review these data with the goal of having ACIP recommend our norovirus vaccine candidates for routine pediatric use.

Other development program

We have in-licensed HIL-216 from Chengdu Kanghua Biological Products Co., Ltd. (Kangh), a Chinese company. Our license provides world-wide rights to the vaccine outside of the Chinese market. HIL-216 includes six common norovirus genotypes, GI.1, GII.2, GII.3, GII.4, GII.6 and GII.17. HIL-216 is a potential next-generation, higher valency, VLP-based norovirus vaccine. The IND for HIL-216 was cleared by the FDA in September 2023.

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

While we believe that our team, technology, strategy, and depth of clinical data relative to other products in clinical development provide us with a strong competitive advantage, if our norovirus vaccine candidates receives marketing approval, we will have to compete with new products and therapies that may become available in the future. The key competitive factors that will affect the success of our norovirus vaccine candidates are similar to those faced by other vaccine products: safety, immunogenicity, protective efficacy, duration of effect, convenience of administration, price, public health policy, and reimbursement by third-party payors.

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

Manufacturing

We do not have, nor do we plan to establish, large-scale manufacturing facilities that are compliant with current Good Manufacturing Practices (cGMP). For our Phase 2b infant efficacy trial, we used clinical material that was previously manufactured by Takeda. We have relied on, and plan to continue to rely on, third-party manufacturers to produce cGMP material, including bulk intermediate VLPs, drug substance and drug product, for our future clinical trials and commercial supply, if approved.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the vaccine candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of use of such pharmaceutical compositions or formulations. As of March 20, 2025, our patent portfolio covering HIL-214 consists solely of patents and patent applications exclusively licensed from Takeda. Subject to the terms of the Takeda License we entered into with Takeda on July 2, 2021, we have licensed from Takeda exclusive commercialization rights worldwide, excluding Japan, to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of HIL-214. Our patent portfolio comprises 7 distinct patent families protecting the technology relating to HIL-214 composition of matter, methods of manufacturing HIL-214, formulations of HIL-214 products, as well as methods of use of HIL-214. As of March 19, 2025, our portfolio consists of approximately 25 issued U.S. patents, 2 pending U.S. patent applications, 1 allowed U.S. patent application, 78 issued foreign patents including 7 issued European patents subsequently validated in individual European countries, and 20 foreign patent applications pending in major international markets. The issued patents and pending applications have nominal expiration dates ranging from 2027 to 2036, without accounting for any available patent term adjustments or extensions or terminal disclaimers.

More specifically, of the 7 distinct patent families, we have in-licensed from Takeda two patent families relating to manufacturing methods for norovirus VLPs. One of these families contains four U.S. patents projected to expire from 2028 to 2029, as well as a granted patent in each of Canada, Hong Kong, Europe, Republic of Korea and Singapore and two granted patents in Australia, also projected to expire in 2028, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. The European patent in this family was validated in Belgium, Bulgaria, Switzerland, Czech Republic, Germany, Denmark, France, the United Kingdom, Hungary, Ireland, Netherlands, Poland and Sweden. There is an additional pending application in Singapore, projected to expire in 2028, without accounting for any available patent term adjustments or extensions or terminal disclaimers.

The other patent family in-licensed from Takeda that covers manufacturing methods contains two U.S. patents projected to expire from 2033 to 2035, as well as a granted patent in each of Argentina, Australia, China, Europe, Gulf Co-Operation Council, Pakistan, Hong Kong, India, Iran, Jordan, Lebanon, Republic of Korea, Mexico, Taiwan and Uruguay, all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. The European patent in this family was validated in Belgium, Switzerland, Czech Republic, Germany, France, the United Kingdom, Ireland and Netherlands. There are additional pending patent applications in each of Bangladesh, Canada, Singapore and Venezuela, as well as an additional allowed application in the U.S., all projected to expire in 2033, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers.

We have also in-licensed four patent families from Takeda that cover VLP compositions for HIL-214 and methods of use of HIL-214. One of these families contains seven U.S. patents, all projected to expire in 2027, as well as two granted patents in Europe, two granted patents in Hong Kong and a granted patent in each of Australia, Canada, Republic of Korea, Singapore, also projected to expire in 2027, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. One European patent in this family was validated in Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Lithuania, Netherlands, Sweden and Turkey. A second European patent in this family was validated in Belgium, Bulgaria, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, the United Kingdom, Hungary, Ireland, Italy, Netherlands, Poland and Sweden. There is an additional pending application in Singapore, projected to expire in 2027, without accounting for any available patent term adjustments or extensions or terminal disclaimers.

A second family in-licensed from Takeda covering VLP compositions and methods of use contains five U.S. patents projected to expire from 2027 to 2028; as well as two granted patents in each of Australia and China; and one granted patent in each of Canada, Macau and Hong Kong, projected to expire from 2027 to 2028, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. There are additional pending applications in the U.S. and Singapore, projected to expire in 2028, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers.

A third family in-licensed from Takeda covering VLP compositions and methods of use contains two U.S. patents projected to expire in 2029, as well as two granted patents in Republic of Korea and a granted patent in each of Australia, Canada, China, Macau, Europe, Hong Kong and Singapore, projected to expire in 2029, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. The European patent in this family was validated in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Spain, Sweden, Switzerland, Turkey and the United Kingdom. There is an additional pending application in each of China, Europe and Hong Kong, all projected to expire in 2029, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers.

A fourth family in-licensed from Takeda covering VLP compositions and methods of use contains four US patents projected to expire in 2032; as well as three granted patents in Eurasia; two granted patents in each of Australia, Europe, Mexico, New Zealand, Philippines and South Africa; and one granted patent in each of Algeria, Canada, Chile, the Dominican Republic, Georgia, Hong Kong, Israel, India, Republic of Korea, Morocco, Malaysia, Peru, Singapore, Tunisia, Ukraine, Uzbekistan and Vietnam, also projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers. The first European patent in this family was validated in Austria, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Italy, Netherlands, Poland and Sweden. The second European patent in this family was validated in Austria, Belgium, Czech Republic, Germany, Denmark, Spain, Finland, France, the United Kingdom, Ireland, Italy, Netherlands, Norway, Poland, Sweden, Slovakia and Turkey. There are two additional pending applications in each of China and Hong Kong, and one additional pending application in each of Brazil, Costa Rica, Europe, Philippines, Singapore, Thailand, and the United States, all projected to expire in 2032, in each case without accounting for any available patent term adjustments or extensions or terminal disclaimers.

We have also in-licensed another patent family from Takeda that covers a method of detecting reverse transcriptase activity relevant to methods of purifying VLP compositions such as HIL-214 and which contains one U.S. patent projected to expire in 2036.

As of March 1, 2024, our patent portfolio covering HIL-216 consists solely of patents and patent applications exclusively licensed from Kangh.

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

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price (AMP). More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies, marketing authorization (MA) and any commercial sales and distribution of our product candidates. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing authorizations

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal products candidates can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

Human Capital Resources

As of December 31, 2024, we had 14 full-time employees, including 2 employees engaged in research and development. Of these employees, 2 hold a M.D. or Ph.D. degree. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We cannot provide any assurance we will be successful in identifying a viable development path for vaccine candidates, or otherwise in securing business-development-related arrangements or other strategic alternatives.
•
If we are unable to advance a vaccine candidate through clinical development, obtain regulatory approval and ultimately commercialize such vaccine candidate, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials are not necessarily predictive of our future results. We may not have favorable results in our clinical trials, or receive regulatory approval on a timely basis, if at all.
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
Use of our norovirus vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
•
We rely heavily on the Takeda License to provide us intellectual property rights to develop and commercialize HIL-214. If the Takeda License is terminated, we would lose our rights to develop and commercialize HIL-214.
•
We rely on third parties to conduct many of our clinical trials and preclinical studies and to manufacture our norovirus vaccine candidates, and these third parties may not perform satisfactorily which could delay, prevent or impair our development efforts or ability to seek or obtain regulatory approval for our norovirus vaccine candidates.
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
•
If we are unable to obtain, maintain and enforce patent protection for our norovirus vaccine candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our norovirus vaccine candidates may be adversely affected.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, and we have no products approved for clinical commercial sale. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, and preparing for our preclinical studies and clinical trials of our norovirus vaccine candidates. We have not yet manufactured a commercial-scale product or arranged for a third party to do so on our behalf, obtained regulatory approvals, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they would be if we had a history of successfully developing and commercializing vaccines.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our norovirus vaccine candidates are not successfully developed, approved and commercialized, we may never generate any revenue. Our net losses were $147.3 million and $123.6 million for the years ended December 31, 2024 and 2023, respectively. We have financed our operations to date through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our IPO, and the proceeds from our underwritten public offering. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, HIL-214 and from general and administrative costs associated with our operations. Our norovirus vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize our norovirus vaccine candidates and seek to identify, assess, acquire, in-license intellectual property related to or develop additional vaccine candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our norovirus vaccine candidates, obtaining regulatory approval for these vaccine candidates, and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our vaccine candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of vaccine candidates is capital-intensive. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reliably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our vaccine candidates. We do not have any committed external source of funds.

Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and need to seek additional funds sooner than planned. Our existing cash and cash equivalents will not be sufficient to complete development of our norovirus vaccine candidates, and we will require substantial capital in order to advance our norovirus vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, non-dilutive sources of financing, such as grants, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our norovirus vaccine candidates.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, results, costs and timing of, our preclinical studies and clinical trials of our norovirus vaccine candidates, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for our norovirus vaccine candidates, and placebo to be used in our trials, as well as commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory meetings and reviews of our norovirus vaccine candidates;
•
any delays and cost increases that may result from any epidemic diseases, including any associated supply chain disruption and staffing shortages;
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
•
the costs and timing of establishing or securing sales and marketing capabilities if our norovirus vaccine candidates are approved;
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

Conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our norovirus vaccine candidates. If approved, our norovirus vaccine candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of our norovirus vaccine candidates, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or vaccine candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, license agreements and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The Loan Agreement includes, and any future debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Risks Related to the Development and Regulatory Approval of Our Vaccine Candidates

We cannot provide any assurance we will be successful in identifying a viable development path for our vaccine candidates, or otherwise in securing business-development-related arrangements or other strategic alternatives.

In July 2024, we reported top-line data from NEST-IN1 for HIL-214. The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We also announced workforce reductions of approximately 84 employees, or approximately 80% of our workforce, intended to preserve cash while maintaining core capabilities as we explore the potential for continued development of our vaccine candidates as well as business development-related activities for these vaccine candidates and other strategic alternatives.

Despite these efforts, we may be unable to identify a viable development path forward for our vaccine candidates. Even if we do identify a development path forward for our vaccine candidates, we may require additional capital and other resources, including business development partnerships or other strategic collaborations. However, we may be unable to secure such partnerships, other strategic collaborations or other resources on acceptable terms or at all.

We also may not realize the benefits expected from the workforce reduction, including our ability to conserve cash and such actions may make it more difficult to retain key personnel. This reduction-in-force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale among our remaining employees, In addition, there can be no assurance that we will be able to successfully consummate any particular business-development arrangement or other strategic transaction on attractive terms, on a timely basis, or at all. Further, there can be no assurance that any particular course of action, development path, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

If we are unable to develop, receive marketing approval for or successfully commercialize our vaccine candidates or secure business-development related arrangements or other strategic alternatives with third parties, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed. We may determine to evaluate other strategic alternatives, such as a business combination, merger or reverse merger, in order to maximize shareholder value. Even if we pursue strategic alternatives, we may be unable to complete a transaction on acceptable terms or at all, and if any of the above events occur, you may lose all or part of your investment.

If we are unable to advance a vaccine candidate through clinical development, obtain regulatory approval and ultimately commercialize a vaccine candidate, or experience significant delays in doing so, our business will be materially harmed.

Our business depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize our vaccine candidates in a timely manner. The success of our vaccine candidates will depend on several factors, including the following:

•
identifying a viable development path forward for our vaccines candidates;
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
•
demonstrating the safety, purity, potency, immunogenicity and efficacy of our vaccine candidates to the satisfaction of applicable regulatory authorities;
•
making arrangements with third-party manufacturers for, or establishing, manufacturing capabilities for the clinical and, if approved, commercial supply of our vaccine candidates;

•
receipt of marketing approvals from applicable regulatory authorities, including approvals of biologics license applications (BLAs) or supplements from the FDA and similar marketing authorization applications (MAAs) from the European Commission, and maintaining such approvals;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our vaccine candidates, if and when approved, whether alone or in collaboration with others;
•
obtaining, establishing and maintaining patent and trade secret protection or regulatory exclusivity for our vaccine candidates;
•
maintaining an acceptable safety profile for our vaccine candidates following regulatory approval, if any;
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell our vaccine candidates; and
•
acceptance of our products, if approved, by patients, the medical community and third-party payors.

If we are unable to develop, receive marketing approval for and successfully commercialize our vaccine candidates in our targeted patient populations, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials are not necessarily predictive of our future results. We may not have favorable results in our clinical trials, or receive regulatory approval on a timely basis, if at all.

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of such vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials. For example, in July 2024, we reported top-line data from NEST-IN1, our Phase 2b study evaluating the safety and immunogenicity of HIL-214 in infants. The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes, and as a result, we plan to discontinue further development of HIL-214.

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

As a result, we cannot be certain that our planned preclinical studies and clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (CROs), may impact our developments plans.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our norovirus vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, potency, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our norovirus vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND with the FDA or as part of any similar regulatory submission required for allowance to proceed with clinical development. The FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies, or added clinical evaluation under any IND, clinical trial application or similar regulatory submission, which may lead to delays and increase the costs of our clinical development program. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our preclinical studies and planned clinical trials for our norovirus vaccine candidates could significantly affect our product development timelines and product development costs.

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
•
manufacturing sufficient quantities of our norovirus vaccine candidates and placebo for use in clinical trials, which could be materially impacted by the COVID-19 outbreaks, supply chain disruption or other issues;
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
•
insufficient incidence of norovirus infection to allow us to evaluate the endpoints in our clinical trials of our norovirus vaccine candidates;
•
individuals choosing an alternative product for the indication for which we are developing our norovirus vaccine candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe or serious unexpected vaccine-related adverse effects;
•
occurrence of vaccine-related serious adverse events in trials of other protein-based vaccine candidates conducted by other companies that could be considered similar to our norovirus vaccine candidates;
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

Further, conducting clinical trials in foreign countries, as we have in the past and may do for our vaccine candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a vaccine candidate. We may make formulation or manufacturing changes to our norovirus vaccine candidates, in which case we may need to conduct additional preclinical studies to bridge our modified vaccine candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our vaccine candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our norovirus vaccine candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for our norovirus vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

Vaccine candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation and compliance may cause unanticipated delays or prevent the receipt of the required approvals and licenses to commercialize our norovirus vaccine candidates.

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

Prior to obtaining approval to commercialize a vaccine candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities, that such vaccine candidates are safe, pure and potent and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our vaccine candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. The FDA, EMA or other comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our norovirus vaccine candidates either prior to approval or post-approval, or may object to elements of our clinical development program.

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
•
such authorities may disagree regarding the formulation, labeling and/or the specifications of our norovirus vaccine candidates;
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

Of the large number of vaccines and biologics in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our norovirus vaccine candidates, which would significantly harm our business, results of operations and prospects.

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

Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our norovirus vaccine candidates.

We may not be successful in our efforts to investigate our vaccine candidates in multiple age groups or potential indications. We may expend our limited resources to pursue a particular indication or formulation for our vaccine candidates and fail to capitalize on vaccine candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific vaccine candidates, development programs and indications. For example, we focused our initial development efforts on evaluating HIL-214 for the prevention of moderate-to-severe acute gastroenteritis caused by norovirus in infants, but this candidate failed to meet its primary endpoint in the NEST-IN1 Phase 2b trial. Although we may evaluate alternative formulations or combinations of our vaccine candidates, including through the addition of new norovirus strains to cover relevant or emerging genotypes, as well as additional vaccine candidates such as HIL-216, we may encounter similar difficulties developing and implementing such programs.

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

Our projections of both the number of people who have a norovirus infection, as well as the subset of people with genotypes who have the potential to benefit from treatment with our norovirus vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for the noroviruses we aim to address with our norovirus vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes are based on our current estimates for rates of infection for the specific norovirus targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, the time required to evaluate trial endpoints in these subjects and the overall time to complete the trial, may result in us having to repeat a clinical trial, or could impact the likelihood of success of our clinical development.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular vaccine candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our norovirus vaccine candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Changes in methods of vaccine candidate manufacturing or formulation may result in additional costs or delay.

As vaccine candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. These changes and any future changes we may make to our norovirus vaccine candidates may cause such candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. Such changes or negative trial results could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential marketing approval and jeopardize our ability to commercialize our norovirus vaccine candidates, if approved, and generate revenue.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, other government agencies and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government or foreign regulatory agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our norovirus vaccine candidates may be delayed.

We depend on third parties to conduct our preclinical studies and clinical trials for our norovirus vaccine candidates. Specifically, we rely on, and will continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for our norovirus vaccine candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Furthermore, our clinical trials must be conducted with vaccine candidates and placebo produced under cGMP and similar foreign regulations. Failure to comply with these regulations may require us to repeat clinical trials or recall batches of our vaccine candidate or placebo, which would delay the regulatory approval process.

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

We currently rely on third parties for the manufacture of our vaccine candidates for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our vaccine candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We also rely, and expect to continue to rely, on additional third-party manufacturers for the manufacture of our vaccine candidates, critical reagents and related raw materials for clinical development, as well as for commercial manufacture if any vaccine candidate receives marketing approval. The facilities used by third-party manufacturers to manufacture our vaccine candidates must be approved for the manufacture of such candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. In addition, we have no control over the ability of third-party manufacturers to procure raw material supplies and maintain adequate quality control, quality assurance and qualified personnel. Furthermore, the process of manufacturing biologics is complex and highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business. Further, our clinical supplies have shelf lives that may expire prior to the full enrollment of our planned clinical trials causing similar delays or other supply disruptions. Any performance failure on the part of our third-party manufacturers could delay clinical development or marketing approval of any vaccine candidate, and may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.

Foreign CROs and CMOs may also be subject to U.S. legislation, sanctions, trade restrictions and foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the BIOSECURE Act was passed by the House of Representatives in September 2024 and a substantially similar bill is pending in the Senate. If these bills become law, or similar laws are passed, they would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our vaccine candidates if we are unable to find alternative suppliers.

In addition, we do not have any long-term commitments or long-term supply agreements with any third-party manufacturers. We may be unable to establish any supply agreements with additional third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our vaccine candidates or such quantities at an acceptable cost. Even if we are able to establish long-term agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, and any vaccine candidates that we may develop may compete with other vaccine candidates and products for access to such manufacturers and manufacturing facilities. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture our vaccine candidates.

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

Our third-party manufacturers may be unable to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority. In order for us to use the material manufactured by third-party manufacturers, their manufacturing facilities in which our materials are produced must comply with applicable laws and regulations governing the manufacture of biologic product candidates, and upon a request for marketing authorization, these facilities must be authorized for the manufacture of our norovirus vaccine candidates in connection with any approval of a marketing application we submit. If the FDA or any comparable foreign regulatory authority determines that such facilities are noncompliant or does not authorize these facilities to manufacture our vaccine candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our vaccine candidates, if approved. While we are seeking to identify and secure additional third-party contract manufacturers, we may be unable to do so at an acceptable cost, or at all, which could significantly impact our ability to obtain regulatory approval for or commercialize our norovirus vaccine candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of vaccine candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, our third-party manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate clinical trials of our norovirus vaccine candidates;
•
delay in submitting regulatory applications, or receiving marketing approvals, for our norovirus vaccine candidates;
•
subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of our norovirus vaccine candidates; and
•
in the event of approval to market and commercialize our norovirus vaccine candidates, an inability to meet commercial demands for such vaccines.

Any performance failure on the part of Takeda or other future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. In addition, our current and anticipated future dependence upon others for the manufacture of our norovirus vaccine candidates may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on third parties to manufacture our vaccine candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors and those affiliated with or controlled by state actors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

We may seek to enter into collaborations, license agreements and other similar arrangements and may not be successful in doing so, and even if we are, we may relinquish valuable rights and may not realize the benefits of such relationships.

We may seek to enter into collaborations, joint ventures, license agreements and other similar arrangements for the development or commercialization of our norovirus vaccine candidates, due to capital costs required to develop or commercialize the vaccine candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, our norovirus vaccine candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view such vaccine candidates as having the requisite potential to demonstrate safety, immunogenicity and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex.

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

Collaborations involving our norovirus vaccine candidates would pose significant risks to us, including the following:

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

Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our norovirus vaccine candidates, could delay the development and commercialization of such vaccine candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of our Norovirus Vaccine Candidates

Even if we receive regulatory approval for our norovirus vaccine candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our norovirus vaccine candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our vaccine candidates, when and if any of them are approved.

Any regulatory approvals that we may receive for our norovirus vaccine candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our norovirus vaccine candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our norovirus vaccine candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar foreign requirements, and GCP requirements for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements or later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
restrictions on our ability to conduct clinical trials, including full or partial clinical holds on clinical trials;
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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our norovirus vaccine candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any vaccine candidates we develop. For example, the results of the 2024 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration may issue executive orders or take other actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates. In particular, the current Secretary of the U.S. Department of Health and Human Services (HHS), Robert F. Kennedy, Jr., has previously issued statements expressing skepticism towards the safety and testing of pediatric vaccines, such as those we intend to develop, and it remains unclear whether HHS will take actions that could adversely affect the development, approval and/or commercialization of novel vaccines. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Our norovirus vaccine candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, the FDA may approve a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. We believe that any of our vaccine candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our vaccine candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated.

The commercial success of our norovirus vaccine candidates will depend upon the degree of market acceptance of such vaccine candidates by healthcare providers, vaccine recipients, healthcare payors and others in the medical community, which is reliant on a number of factors, including the receipt of a preferred recommendation from the ACIP or other foreign national immunization technical advisory groups.

Our norovirus vaccine candidates may not be commercially successful. Even if our norovirus vaccine candidates receive regulatory approval, they may not gain market acceptance among healthcare providers, individuals within our target population, healthcare payors, NITAGs or the medical community. The commercial success of any of our norovirus vaccine candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

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

In the United States, the ACIP develops vaccine recommendations, and there are similar NITAG agencies in other jurisdictions around the world that develop vaccine recommendations. To develop its recommendations, the ACIP forms working groups that gather, analyze and prepare scientific information. The ACIP also considers many of the factors above, as well as myriad additional factors such as the value of vaccination for the target population regarding the outcomes, health economic data and implementation issues. The ACIP recommendations are also made within categories, such as in an age group or a specified risk group, and vaccines that receive a preferred ACIP recommendation are generally widely adopted in the United States. Following completion of our clinical trials of our norovirus vaccine candidates, if achieved, ACIP may decline to recommend our vaccine. In addition, the failure of any other developer of norovirus vaccine candidates to secure such an ACIP recommendation, or any limitations of any ACIP recommendations secured by any other developers, may limit the market opportunity of our norovirus vaccine candidates. If our norovirus vaccine candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable.

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

Any regulatory approval that the FDA grants is limited to those indications and patient populations for which a biologic product is deemed to be safe, pure and potent by the FDA. While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the FDA, our ability to promote our norovirus vaccine candidates, if approved, will be narrowly limited to those indications and populations that are specifically approved by the FDA, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our norovirus vaccine candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of our norovirus vaccine candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most vaccine recipients to be able to afford prescription medications such as our norovirus vaccine candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved vaccine candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require copayments that vaccine recipients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available, or at an acceptable level, for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new vaccines will be covered. Some third-party payors may require pre-approval of coverage for new or innovative products before they will reimburse healthcare providers who use such products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our norovirus vaccine candidates. In addition, certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP and on the CDC’s National Immunization Program, without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children up to 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered for reimbursement under either Medicare Part B or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our norovirus vaccine candidates, if approved, are reimbursed only under the Part D program, healthcare providers may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payment associated with the Part D program.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any vaccine candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the extent to which vaccine recipients accept relatively new vaccines, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competing products may render any vaccine candidates we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such vaccine candidate. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If our norovirus vaccine candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming. Alternatively, we may need to collaborate with third parties that have direct sales forces and established distribution systems, in lieu of or to augment our own sales force and distribution systems. We plan to independently commercialize our norovirus vaccine candidates, if approved, in the United States by building a highly-targeted sales force to support the adoption of our norovirus vaccine candidates and we plan to seek one or more partners with existing commercial infrastructure and expertise in markets outside the United States. We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our norovirus vaccine candidates in foreign markets, particularly Europe. We are not permitted to market or promote any vaccine candidate before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for our norovirus vaccine candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our norovirus vaccine candidates. Approval procedures may be more onerous than those in the United States and may require that we conduct additional preclinical studies or clinical trials. If we obtain regulatory approval of vaccine candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
disruptions resulting from the impact of public health pandemics or epidemics.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our norovirus vaccine candidates, which may change from time to time;
•
the timing and success or failure of preclinical studies or clinical trials for our norovirus vaccine candidates or competing vaccine candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
coverage and reimbursement policies with respect to our norovirus vaccine candidates, if approved, and potential future drugs that compete with our products;
•
the cost of manufacturing our norovirus vaccine candidates, which may vary depending on the quantity of production and the terms of our agreements with Takeda, Kangh and any future third-party manufacturers;
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

As of December 31, 2024, we had 14 full-time employees, including 2 employees engaged in research and development. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. In addition, we may need to expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. During the year ended December 31, 2024, we announced workforce reductions totaling approximately 84 employees, constituting approximately 80% of our workforce, to reduce our operating expenses. Our future financial performance and our ability to develop and commercialize our norovirus vaccine candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our norovirus vaccine candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell our vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. At the federal level, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's AMP. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for any of our vaccine candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our norovirus vaccine candidates, if approved.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the planned clinical trials of our norovirus vaccine candidates and will face an even greater risk if we commercialize such vaccine candidates. For example, we may be sued if our norovirus vaccine candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the vaccine candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, vaccine recipients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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
•
significant negative financial impact;
•
the inability to commercialize our norovirus vaccine candidates; and
•
a decline in our stock price.

We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our norovirus vaccine candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our norovirus vaccine candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and patient health information, in connection with our preclinical studies and clinical trials, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the European Union General Data Protection Regulation ("GDPR") imposes stringent requirements regarding the collection, use, disclosure, storage, transfer or other processing of personal data of individuals within the European Economic Area ("EEA") or in the context of our activities taking place within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, use, transfer, disclose and otherwise process data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure or perceived failure by us or our collaborators and our service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations and prospects. Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are increasingly dependent upon information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information, preclinical and clinical trial data, and personal information (collectively, “Confidential Information”)). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. These attacks can present meaningful risks to our operations, data and commercial information. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, subject us to regulatory action or investigation, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our vaccine candidates, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our norovirus vaccine candidates could be delayed, and we could be subject to significant fines, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, penalties or liabilities for any noncompliance to certain privacy and security laws, and/or significant incident response, system restoration or remediation and future compliance costs.

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

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships and the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, processing inefficiencies, data loss or the loss of or damage to Confidential Information.

Our business is subject to risks arising from pandemics and other epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies, financial markets, labor markets and supply chains. Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our norovirus vaccine candidates for use in our clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, result in a decrease in the incidence of norovirus infection among trial subjects delaying any evaluation of the endpoints in our clinical trials of our norovirus vaccine candidates and the ultimate completion of such trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our norovirus vaccine candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our norovirus vaccine candidates may be adversely affected.

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

The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our or our licensors’ ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with our vaccine candidates and technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that our licensors were the first to invent the inventions claimed in any of our licensed patents or pending patent applications or patents or pending patent applications we may own in the future, or that we or our licensors were the first to make the inventions claimed in those patents or pending patent applications, or were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.

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

We do not own any patent applications or issued patents and we completely depend on intellectual property licensed from third parties, including under the Takeda License and the Kangh License, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We do not own any patent applications or issued patents. Our initial vaccine candidates are completely dependent on patents, know-how and proprietary technology licensed from Takeda under the Takeda License and from Kangh under the Kangh License. As a result, any termination of the Takeda License or Kangh License would result in the loss of significant rights and could harm our ability to commercialize HIL-214 or HIL-216. The Takeda License and the Kangh License impose, and we expect that any future license agreements where we in-license intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under the Takeda License, the Kangh License or future license agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by the license, including our HIL-214 and HIL-216 vaccine candidates. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of vaccine candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, vaccine candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or vaccine candidates. Even if we are able to obtain such additional licenses, they may be non-exclusive thereby giving our competitors and other third parties access to the same technology licensed to us.

If we or our licensors fail to adequately maintain, enforce and protect our licensed intellectual property, our ability to commercialize our norovirus vaccine candidates could suffer. We do not have complete control over the maintenance, enforcement, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. Therefore, such in-licensed patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves, or may not be conducted in accordance with our best interests. Furthermore, there are certain limitations to our right to enforce certain exclusively licensed patents, including, for example, the requirement that we obtain the licensor’s consent prior to settling lawsuits related to such patents. If our licensors fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our vaccine candidates that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on reasonable terms, we may be unable to successfully develop and commercialize the affected technology or vaccine candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our norovirus vaccine candidates, or we could lose other significant rights, experience significant delays in the development and commercialization of our vaccine candidates, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our vaccine candidates.

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

In addition, certain of our agreements may not be assignable by us without the consent of the respective licensor, which may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under the Takeda License or Kangh License with respect to any licensed product, we may be required to wait for a certain period or until the occurrence of certain funding or development milestones.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our norovirus vaccine candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our or our licensors’ intellectual property in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our in-licensed patents, if pursued and obtained, or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.

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

In addition, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was launched on June 1, 2023, which significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent, which are subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We have opted out all granted European patents under the Takeda License, and may decide to opt out certain European patents and patent applications from the UPC in the future. However, if certain formalities and requirements for opting-out are not met, our current or future European patents could be subject to the jurisdiction of the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision. We cannot predict with certainty the long-term effects of any potential changes.

Issued patents covering our vaccine candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of our vaccine candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or our licensors initiated legal proceedings against a third party to enforce a patent covering our vaccine candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of sufficient written description, failure to claim patent-eligible subject matter or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patent rights in such a way that they no longer cover our vaccine candidates or prevent third parties from competing with our vaccine candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our vaccine candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any vaccine candidate we may develop, one or more of our in-licensed issued U.S. patents or issued U.S. patents we may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension (PTE) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our norovirus vaccine candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our norovirus vaccine candidates, and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our norovirus vaccine candidates will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our vaccine candidates, might accuse us of infringing. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our vaccine candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third- party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing, misappropriating or violating other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with our norovirus vaccine candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our norovirus vaccine candidates or utilize similar technology but that are not covered by the claims of the patents that we license;
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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. For example, our norovirus vaccine candidates may require specific formulations to work effectively and efficiently and we may develop vaccine candidates containing our compounds and pre-existing pharmaceutical compounds, which could require us to obtain rights to use intellectual property held by third parties. For example, we may find from our preclinical or clinical trials that our norovirus vaccine candidates achieve improved efficacy through combination with proprietary adjuvants. We may not be able to achieve long-term access to these adjuvants or may be only able to do so under unfavorable terms. This could limit the effectiveness of our norovirus vaccine candidates if we are unable to obtain access to these adjuvants or could impact our potential profitability if we can only obtain access under unfavorable terms. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our norovirus vaccine candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional vaccine candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

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
•
regulatory approval of our norovirus vaccine candidates, or limitations to specific label indications or target populations for its use, or changes or delays in the regulatory review process;
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

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Nasdaq has established certain standards for the continued listing of a security on Nasdaq. There can be no assurance that we will meet these standards in the future to maintain the listing of our common stock on Nasdaq. Factors that could impact our ability to maintain the listing of our common stock on Nasdaq include the status of the market for, and trading price of, our common stock, our reported results of operations in future periods, and general economic, market and industry conditions.

If we receive a notice from Nasdaq stating that our common stock may be subject to delisting, we may take action to avoid such delisting, such as effecting a reverse stock split. Any such actions intended to avoid delisting may not be successful and could have a material adverse effect on our business, results of operations and financial condition.

If our common stock is delisted from Nasdaq, we may seek to list on another stock exchange or quotation service. If we obtain a substitute listing for our common stock, it will likely be on a securities exchange with less liquidity and more volatility, and stockholders may not be able to sell their common stock in the quantities, at the times, or at the prices potentially available on a more liquid trading market. As a result of these factors, the price of our common stock is likely to decline under this scenario. If we are not able to obtain a substitute listing for our common stock, stockholders may encounter difficulty or be unable to sell their common stock. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing and/or result in a loss of confidence by our business partners, stockholders or employees.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 3, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, blizzards and other extreme weather conditions, fires, public health pandemics or epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our norovirus vaccine candidates. Our ability to obtain clinical supplies of our norovirus vaccine candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Boston, Massachusetts, where we are subject to both severe winter and summer weather conditions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

The global credit and financial markets have recently experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes to United States tariff and import/export regulations may have a negative effect on us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress development and commercialization of our vaccine candidates, which could result in a material adverse effect on our business, financial condition and results of operations.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our IPO or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income (subject to limitations), if any, until such unused losses expire (if at all). As of December 31, 2024, we had net operating loss (NOL) carryforwards of $117.6 million for federal income tax purposes and $106.3 million for state income tax purposes. Our state NOL carryforwards begin to expire in various amounts in 2041. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2023. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
an external security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Audit Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant, as well as any incidents with lesser impact potential.

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

Our management team, including the General Counsel and Chief Administrative Officer and Vice President, IT, is responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President, IT has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our Vice President, IT, possesses over twenty-five years of experience in the IT industry. Over the past ten years, he has held the position of Senior Director of Information Technology for multiple public biotechnology companies. During his tenure at HilleVax, he has managed both internal and external teams to ensure the seamless support of the Company’s IT infrastructure, cybersecurity measures, and day-to-day operations.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

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

Holders of Common Stock

As of March 10, 2025, there were 50,141,064 shares of common stock issued and held by approximately 27 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we did not issue any securities which were unregistered under the Securities Act and required to be disclosed herein.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus dated April 28, 2022 filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2022. As of December 31, 2024, we had used all of the net proceeds from our IPO of approximately $209.5 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our initial program, HIL-214, is a virus-like particle (VLP) based vaccine candidate for the prevention of moderate-to-severe acute gastroenteritis (AGE) caused by norovirus infection. It is estimated that norovirus causes nearly 700 million cases of illness and more than 200,000 deaths worldwide per year, as well as significant additional economic and social burden. To date, HIL-214 has been studied in nine clinical trials conducted by Takeda and LigoCyte, which collectively generated safety data from more than 4,500 subjects and immunogenicity data from more than 2,200 subjects, including safety and immunogenicity data from more than 800 pediatric subjects. A randomized, placebo-controlled Phase 2b field efficacy trial enrolled 4,712 adult subjects, and HIL-214 was well tolerated and demonstrated clinical proof of concept in preventing moderate-to-severe cases of AGE from norovirus infection. In September 2021, an open investigational new drug (IND) application was transferred to us from Takeda, under which we initiated a Phase 2b clinical trial, NEST-IN1 (Norovirus Efficacy and Safety Trial in Infants, or NOR-212), in May 2022 to evaluate the safety, immunogenicity, and efficacy of HIL-214 in infants. In May 2022, we completed enrollment of the prespecified 200 subject run-in for NEST-IN1. We resumed enrollment in NEST-IN1 in August 2022, following the prespecified safety assessment by the clinical trial's data monitoring committee. In December 2022, we reported positive interim immunogenicity results for the first 200 subjects of NEST-IN1. In July 2024, we reported top-line data from NEST-IN1.The study did not meet its primary endpoint of efficacy against moderate or severe AGE events due to GI.1 or GII.4 norovirus genotypes. No clinical benefit was observed across secondary endpoints. HIL-214 exhibited a safety and immunogenicity profile consistent with what was observed in the prespecified analysis of the first 200 subjects in NEST-IN1 and in previously reported studies. We are exploring development of our vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives. During the year ended December 31, 2024, we announced workforce reductions of approximately 84 employees, which constituted approximately 80% of our workforce and incurred charges of approximately $14.4 million.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $171.4 million. From inception to December 31, 2024, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt and we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the years ended December 31, 2024 and 2023 were $147.3 million and $123.6 million, respectively. As of December 31, 2024, we had an accumulated deficit of $535.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.

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

Financial Operations Overview

Our financial statements include the accounts of our wholly-owned subsidiary HilleVax GmbH and our wholly-owned subsidiary HilleVax Security Corporation. The functional currency of our Company, HilleVax GmbH and HilleVax Security Corporation is the U.S. dollar. All intercompany transactions have been eliminated in consolidation.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the year ended December 31, 2024, we incurred an immaterial amount of research and development expenses for Takeda's services. For the year ended December 31, 2023, we incurred $2.4 million of research and development expenses for Takeda’s services.

License Agreement with Kangh

On January 8, 2024, we and Chengdu Kanghua Biological Products Co., Ltd. (Kangh) entered into an exclusive license agreement (the Kangh License) for rights to Kangh’s hexavalent virus-like-particle vaccine candidate for norovirus, referred to by us as HIL-216, outside of Greater China (the Territory). We will be responsible, at our cost, for the development, manufacture and commercialization of HIL-216 products in the Territory. We are obligated to use commercially reasonable efforts to develop and commercialize HIL-216 products in the Territory, and to seek regulatory approval for such products throughout the Territory.

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

In-Process Research and Development

In-process research and development expenses for the year ended December 31, 2024 relate to the Kangh License, and include an aggregate $15.0 million upfront payment for exclusive use of the license.

General and Administrative

General and administrative expenses consist of salaries and employee-related costs for personnel in executive, finance and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting, auditing and consulting services.

Restructuring and impairment Charges

During the year ended December 31, 2024, the Company undertook certain operational and organizational steps in connection with the discontinuation of further development of HIL-214 in infants. Restructuring and impairment charges consist of impairment losses on our long-lived assets, charges incurred in relation to our reduction in force and early contract termination costs.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest on our term loan facility, which was extinguished in July 2024.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$78,172	$106,683	$(28,511)
In-process research and development	15,325	—	15,325
General and administrative	28,787	26,662	2,125
Restructuring and impairment charges	33,007	—	33,007
Total operating expenses	155,291	133,345	21,946
Loss from operations	(155,291)	(133,345)	(21,946)
Other income (expense):
Interest income	$7,054	9,706	(2,652)
Interest expense	(3,318)	(2,392)	(926)
Other income (expense)	4,288	2,465	1,823
Total other income (expense)	8,024	9,779	(1,755)
Net loss	$(147,267)	$(123,566)	$(23,701)

Research and development expenses. Research and development expenses were $78.2 million and $106.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $28.5 million primarily consisted of $31.5 million of clinical development expenses related to the discontinuation of further development of HIL-214 in 2024 and $0.9 million of personnel-related expenses, partially offset by an increase of $2.3 million of consulting expenses and $1.6 million of facility and other expenses.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the year ended December 31, 2024 primarily related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the year ended December 31, 2023.

General and administrative expenses. General and administrative expenses were $28.8 million and $26.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $2.1 million primarily consisted of $2.5 million of personnel-related expenses, $0.4 million of consulting expenses and $1.0 million of facility and other expenses, partially offset by a decrease of $1.7 million of professional expenses.

Restructuring and impairment charges. Restructuring and impairment charges of $33.0 million for the year ended December 31, 2024 consisted of $9.3 million of impairment charges on our right-of-use asset and $7.3 million of impairment charges on our property and equipment, which was triggered by our decision to discontinue further development of HIL-214 in 2024 and the sustained decline observed in our stock price and related market capitalization, $14.4 million of employee termination benefits related to our workforce reduction in 2024 and $1.9 million of contract termination costs related to the discontinuation of HIL-214. We did not incur any restructuring and impairment charges for the year ended December 31, 2023.

Other income (expense). Other income of $8.0 million for the year ended December 31, 2024 primarily consisted of $7.0 million of interest income on our cash, cash equivalents and marketable securities and $4.3 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $3.3 million of interest expense on our term loan facility. Other income of $9.8 million for the year ended December 31, 2023 primarily consisted of $9.7 million of interest income on our cash, cash equivalents and marketable securities and $2.5 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $2.4 million of interest expense on our term loan facility.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our norovirus vaccine candidates, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023 and borrowings under our term loan facility. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $171.4 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2024), and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of December 31, 2024, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(108,791)	$(86,783)
Investing activities	58,400	(94,638)
Financing activities	(11,820)	118,698
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,211)	$(62,723)

Operating Activities

Net cash used in operating activities of $108.8 million for the year ended December 31, 2024 was primarily due to our net loss of $147.3 million and a net change of $14.6 million in our operating assets and liabilities, partially offset by $53.1 million of noncash charges, primarily related to $20.8 million of stock-based compensation costs, $15.3 million of acquired in-process research and development, $16.6 million related to the impairment of long-lived assets, $1.9 million related to loss on extinguishment of debt, $1.9 million related to depreciation expense, $1.3 million related to the amortization of operating lease right-of-use assets and $0.3 million related to amortization of debt discount prior to loan payoff, partially offset by $4.4 million related to net amortization of premiums and discounts on marketable securities and $0.6 million related to the payment of PIK interest debt. The net change in operating assets and liabilities was primarily due to a $13.3 million decrease in accounts payable and accrued expenses and a $1.4 million decrease in operating lease right-of-use assets and liabilities, partially offset by a $0.3 million increase in prepaid expenses and other current assets.

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

Investing Activities

Net cash provided by investing activities of $58.4 million for the year ended December 31, 2024 was primarily due to $229.5 million in proceeds from sales or maturities of marketable securities, partially offset by $155.3 million in purchases of marketable securities, $15.3 million in cash paid for purchased in-process research and development and $0.5 million of purchases of property and equipment.

Net cash used in investing activities of $94.6 million for the year ended December 31, 2023 was primarily due to $143.8 million in purchases of marketable securities and $10.7 million of purchases of property and equipment, partially offset by $59.9 million in proceeds from sales or maturities of marketable securities.

Financing Activities

Net cash used in financing activities of $11.8 million for the year ended December 31, 2024 was due to $27.5 million related to the repayment of long-term debt including fees, partially offset by $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.8 million in proceeds from the issuance of stock under our share-based compensation arrangements.

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

Contractual Obligations and Commitments

In March 2022, we entered into an operating lease for office and laboratory space located in Boston, Massachusetts (as amended, the Boston Lease). The Boston Lease commenced in April 2022 with base rental payments beginning in

January 2023. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by us, and an option for us to extend the lease for a period of five years. Under the terms of the Boston Lease, we provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million. In addition, we have a minor operating lease for a facility in Switzerland. As of December 31, 2024, future minimum operating lease payments were approximately $32.4 million, with $3.7 million of payments for the year ending December 31, 2025. See Note 6 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding this operating lease agreement.

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

In-process research and development

We evaluate whether acquired intangible assets are a business under applicable accounting standards. Additionally, we evaluate whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use, such as the Kangh License, are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date.

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

We estimate the fair value of option grants using the Black-Scholes option pricing model. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during 2024 and 2023.

Valuation of Long-lived Assets

Long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such review indicates that the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has recorded impairment charges during the year ended December 31, 2024. For more information, see Note 13 – “Restructuring and Impairment Charges” in the accompanying notes to our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HilleVax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HilleVax, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 28, 2025

HilleVax, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$154,467	$216,678
Marketable securities	16,965	86,805
Prepaid expenses and other current assets	6,915	7,195
Total current assets	178,347	310,678
Property and equipment, net	5,222	14,018
Operating lease right-of-use assets	7,467	18,082
Restricted cash	1,631	1,631
Other assets	23	25
Total assets	$192,690	$344,434
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,237	$7,461
Accrued expenses (includes related party amounts of $0 and $33, respectively)	9,648	18,553
Accrued interest	—	134
Current portion of operating lease liability	3,570	3,118
Total current liabilities	16,455	29,266
Operating lease liability, net of current portion	20,943	22,831
Long-term debt, net of debt discount	—	25,244
Other long-term liabilities	806	1,568
Total liabilities	38,204	78,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at December 31, 2024 and December 31, 2023; issued shares—49,852,391 and 48,497,853 at December 31, 2024 and December 31, 2023, respectively; outstanding shares—49,719,448 and 47,666,438 at December 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	691,447	654,986
Accumulated other comprehensive loss	(1,140)	(907)
Accumulated deficit	(535,826)	(388,559)
Total stockholders’ equity	154,486	265,525
Total liabilities and stockholders’ equity	$192,690	$344,434

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development (includes related party amounts of $22 and $362, respectively)	$78,172	$106,683
In-process research and development	15,325	—
General and administrative	28,787	26,662
Restructuring and impairment charges	33,007	—
Total operating expenses	155,291	133,345
Loss from operations	(155,291)	(133,345)
Other income (expense):
Interest income	7,054	9,706
Interest expense	(3,318)	(2,392)
Other income	4,288	2,465
Total other income	8,024	9,779
Net loss	$(147,267)	$(123,566)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	15	(6)
Pension and other postemployment benefits	(248)	(620)
Total comprehensive loss	$(147,500)	$(124,192)
Net loss per share, basic and diluted	$(3.00)	$(3.04)
Weighted-average shares of common stock outstanding, basic and diluted	49,153,125	40,598,482

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525
Vesting of restricted shares	947,200	—	—	—	—	—
Stock-based compensation	—	—	20,784	—	—	20,784
Issuance of common stock under share-based compensation arrangements	88,860	—	790	—	—	790
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized gain on marketable securities	—	—	—	15	—	15
Pension and other postemployment benefits	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(147,267)	(147,267)
Balance at December 31, 2024	49,719,448	$5	$691,447	$(1,140)	$(535,826)	$154,486

Balance at December 31, 2022	37,656,037	4	532,499	(281)	(264,993)	267,229
Vesting of restricted shares	683,410	—	—	—	—	—
Stock-based compensation	—	—	13,590	—	—	13,590
Issuance of common stock under share-based compensation arrangements	126,991	—	1,108	—	—	1,108
Issuance of common stock in connection with underwritten public offering, net	9,200,000	1	107,789	—	—	107,790
Unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Pension and other postemployment benefits	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	(123,566)	(123,566)
Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525

See accompanying notes.

HilleVax, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(147,267)	$(123,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,876	879
Stock-based compensation	20,784	13,590
Amortization of operating lease right-of-use assets	1,322	1,277
Impairment of long-lived assets	16,599	—
Amortization of debt discount	321	567
Issuance (payment) of PIK interest debt	(634)	548
Acquired in-process research and development	15,325	—
Net accretion/amortization of premiums and discounts on marketable securities	(4,392)	(2,921)
Loss on extinguishment of debt	1,853	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	280	4,017
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $(33) and $(248), respectively)	(13,288)	14,404
Accrued interest	(134)	79
Operating lease right-of-use assets and liabilities	(1,436)	4,343
Net cash used in operating activities	(108,791)	(86,783)
Cash flows from investing activities
Cash paid for purchased in-process research and development	(15,325)	—
Purchases of property and equipment	(522)	(10,748)
Purchases of marketable securities	(155,298)	(143,790)
Proceeds from sales or maturities of marketable securities	229,545	59,900
Net cash provided by (used in) investing activities	58,400	(94,638)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	790	1,108
Proceeds from issuance of at-the-market offering, net	14,887	—
Repayment of long-term debt, including fees	(27,497)	—
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	—	107,790
Proceeds from issuance of long-term debt, net of issuance costs	—	9,800
Net cash provided by (used in) financing activities	(11,820)	118,698
Net decrease in cash, cash equivalents and restricted cash	(62,211)	(62,723)
Cash, cash equivalents and restricted cash—beginning of period	218,309	281,032
Cash, cash equivalents and restricted cash—end of period	$156,098	$218,309
Supplemental disclosure of cash flow information
Cash paid for interest	$925	$1,392
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$—	$136
Accreted final interest payment fees	$—	$463

See accompanying notes.

HilleVax, Inc.

Notes to Consolidated Financial Statements

1. Organization

Organization

HilleVax, Inc. (the “Company” or “HilleVax”) was incorporated in the state of Delaware in March 2020 under the name MokshaCo, Inc. (“MokshaCo”). On February 8, 2021, MokshaCo changed its name to HilleVax and merged with North Bridge V, Inc. (“North Bridge V”) and YamadaCo III, Inc. (“YamadaCo III”), each a Delaware corporation formed in 2019, with HilleVax being the surviving entity (the “Merger”). The Company is a biopharmaceutical company focused on developing and commercializing novel vaccines. The Company is exploring development of its vaccine candidates, as well as business development-related activities for these vaccine candidates and other strategic alternatives.

Liquidity and Capital Resources

From inception to December 31, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it potentially continues the development of other norovirus vaccine candidates and other strategic alternatives. From inception to December 31, 2024, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023, and the sale of 1,016,950 shares of common stock for net proceeds of approximately $14.9 million in its at-the-market equity offering sales agreement during the year ended December 31, 2024 (see Note 10).

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accruals for research and development expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2024 and 2023, comprehensive loss included gains and losses on the Company's pension benefit obligation and unrealized gains and losses on marketable securities.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States.

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 556,920 shares and 1,232,828 shares from the basic weighted-average number of common shares outstanding for the years ended December 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2024	2023
Common stock options	3,357,491	3,896,061
Unvested common stock	918,227	1,571,716
ESPP shares	—	8,473
Total potentially dilutive shares	4,275,718	5,476,250

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. The Company adopted Topic 280 on January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant which among other items include items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

The following tables present the Company's fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at December 31, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$149,193	$149,193	$—	$—
Marketable securities:
U.S government agency bonds	16,965	—	16,965	—
Total	$166,158	$149,193	$16,965	$—

		Fair Value Measurements at December 31, 2023 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$209,659	$209,659	$—	$—
Marketable securities:
U.S. treasury notes	43,050	43,050	—	—
U.S government agency bonds	43,755	—	43,755	—
Total	$296,464	$252,709	$43,755	$—

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. As of December 31, 2024, the Company’s marketable securities consisted of agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency bonds	16,956	9	—	16,965
Total	$16,956	$9	$—	$16,965

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$43,036	$16	$(2)	$43,050
U.S. government agency bonds	43,775	4	(24)	43,755
Total	$86,811	$20	$(26)	$86,805

At December 31, 2024 and December 31, 2023, all available-for-sale marketable securities had contractual maturities of less than one year.

As of December 31, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments and determined that there were no investments in an unrealized loss position. There have been no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Computer equipment	$103	$103
Furniture and equipment	121	377
Leasehold improvements	6,364	11,964
Lab equipment	1,390	2,116
Construction in progress	—	338
Total property and equipment, at cost	7,978	14,898
Less accumulated depreciation	2,756	880
Property and equipment, net	$5,222	$14,018

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $1.9 million and $0.9 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued external research and development costs	$2,142	$12,665
Accrued payroll and payroll-related costs	207	5,233
Accrued professional costs	455	498
Accrued contract termination costs	1,686	—
Accrued employee termination benefits	5,034	—
Other	124	157
Total accrued expenses	$9,648	$18,553

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying consolidated balance sheets that sum to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$154,467	$216,678
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$156,098	$218,309

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023 and ending in December 2032. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and December 31, 2024, the Company recorded increases of $6.0 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Lease expense:
Operating lease expense	$3,220	$3,115

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the years ended December 31, 2024 and December 31, 2023.

The following table summarizes the lease term and discount rate for operating leases:

	December 31,	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term	8.00	9.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$3,586

At December 31, 2024, the future minimum noncancelable operating lease payments were as follows (in thousands):

December 31, 2024
Years ending December 31:
2025	3,689
2026	3,784
2027	3,860
2028	3,974
2029	4,091
Thereafter	13,010
Total undiscounted operating lease payments	32,408
Present value adjustment	(7,895)
Operating lease liability	24,513
Less current portion of operating lease liability	3,570
Operating lease liability, net of current portion	$20,943

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates ("Frazier") is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to December 31, 2024, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. The Company did not incur any material shared operating expenses for the years ended December 31, 2024 and December 31, 2023.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $22,000 and $0.4 million, respectively, of research and development expenses for Takeda’s services. As of December 31, 2024, the Company did not have any accounts payable and accrued expenses due to Takeda. As of December 31, 2023, the Company had $33,000 of accounts payable and accrued expenses due to Takeda. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of December 31, 2024, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the years ended December 31, 2024 and 2023.

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

License Agreement with Kangh

On January 8, 2024, the Company entered into an exclusive license agreement with Chengdu Kanghua Biological Products Co., Ltd. ("Kangh"), for rights to Kangh’s hexavalent virus-like particle vaccine candidate for norovirus (the "Kangh License"), referred to by the Company as HIL-216, outside of Greater China (the “Territory”). In consideration of the Kangh License, the Company paid an upfront payment amount of $15.0 million. In addition, the Company has the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China. The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $15.0 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the year ended December 31, 2024.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55% (interest rate of 6.05% as of December 31, 2024), and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans (which is $2.1 million as of December 31, 2024). The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

During the year ended December 31, 2024, the Company recognized interest expense of $1.5 million related to the Term Loans using the effective interest method. Included in such expense was $0.3 million, related to accretion of the final payment fee to other long-term liabilities, $0.4 million of PIK interest, $0.7 million of coupon interest, and an immaterial amount of debt discount amortization.

On July 19, 2024, the Company repaid in full the entire $26.2 million of outstanding principal and interest under the Loan Agreement. The Company made a final payment of $28.5 million, including a final payment fee and prepayment fee of $2.3 million. The loss on extinguishment of the debt of approximately $1.9 million was recorded as interest expense during the year ended December 31, 2024. In connection with the repayment, the Loan Agreement and the other loan documents associated therewith were terminated and the Lenders’ security interests in the Company’s assets and property were released.

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. During the year ended December 31, 2024, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2024, 9,822,102 shares were reserved for issuance under the 2022 Plan, of which 6,153,838 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,896,061	$13.89	8.82	$11,826
Granted	2,101,895	14.85
Exercised	(49,675)	7.72
Cancelled	(2,590,790)	14.50
Balance at December 31, 2024	3,357,491	$14.11	5.50	$—
Vested and expected to vest at December 31, 2024	3,357,491	$14.11	5.50	$—
Exercisable at December 31, 2024	2,117,722	$13.61	3.77	$—

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.9%–4.7%	3.5%–4.9%
Expected volatility	95.1%–99.1%	91.7%–95.9%
Expected term (in years)	5.5–6.1	5.5–6.1
Expected dividend yield	0%	0%

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

Stock-based compensation expense has been reported in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$6,904	$6,582
General and administrative	10,391	7,008
Restructuring charges	3,489	—
Total	$20,784	$13,590

The weighted average grant date fair value per share of option grants for the years ended December 31, 2024 and 2023 was $11.70 and $13.03, respectively. As of December 31, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $11.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2023	1,571,716	$8.474
Shares granted	1,036,450	15.019
Shares forfeited	(742,739)	15.794
Shares vested	(947,200)	5.353
Balance at December 31, 2024	918,227	13.791

The Company issued shares of restricted common stock during the years ended December 31, 2024 and 2023, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the years ended December 31, 2024 and 2023 were $15.02 and $18.00, respectively. As of December 31, 2024, total unrecognized stock-based compensation cost related to restricted stock was approximately $8.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of December 31, 2024 and 2023, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

December 31, 2024
Common stock options outstanding	3,357,491
Shares available for issuance under the Plans	6,153,838
Shares available for issuance under the ESPP	1,169,616
10,680,945

11. Pension and Other Postretirement Benefit Plans

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning November 2022, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made matching contributions of $0.6 million during each of the years ended December 31, 2024 and 2023.

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

The following table sets forth the projected benefit obligation, fair value of plan assets, and the funded status of the Company’s plan as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$5,256	$2,051
Prior service cost	—	47
Service cost	363	246
Interest cost	70	60
Contributions paid by plan participants	215	169
Benefits (paid) deposited	(1,166)	1,692
Actuarial loss	246	598
Exchange rate adjustments	(340)	393
Benefit obligation at end of year	4,644	5,256
Fair value of plan assets at end of year	3,849	4,414
Funded status - deficit	$(795)	$(842)

The accumulated benefit obligation as of December 31, 2024 and 2023 was $4.5 million and $5.1 million respectively.

The components of net periodic benefit cost recognized in operating expense in the consolidated statements of operations and comprehensive loss and other amounts recognized in adjustment to pension liability in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Service cost	$363	$246
Interest cost	70	60
Expected return on plan assets	(118)	(72)
Amortization of prior service cost	4	—
Actuarial gain recognized because of settlement	(178)	—
Amortization of net loss	29	7
Total recognized in operating expense	170	241
Adjustment to pension liability	248	620
Total recognized other comprehensive loss	248	620
Total costs recognized in consolidated comprehensive loss	$418	$861

The weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Discount rate	0.9%	1.5%
Inflation rate	1.0%	1.0%
Expected rate of return on plan assets	3.2%	3.0%
Rate of compensation increase	1.0%	1.0%

The demographic assumptions, including mortality and disability rates, used to determine the net periodic benefit costs for the years ended December 31, 2024 and 2023 were based on the LPP/BVG 2020 tables.

As of December 31, 2024, the pension plan benefits expected to be paid over the next ten years are as follows (in thousands):

December 31, 2024
Years ending December 31:
2024	$5
2025	9
2026	13
2027	18
2028	22
2029-2033	1,161
Total expected benefits to be paid	$1,228

The Company made contributions to the pension plan of approximately $0.3 million and $0.4 million during the year ended December 31, 2024 and 2023, respectively.

12. Income Taxes

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	$(30,911)	$(25,927)
State income taxes	323	(1,291)
Permanent differences and other	2,787	997
Research and development credits	(768)	(2,838)
Effect of rate change on deferred tax assets and liabilities	1,715	1,455
Change in valuation allowance	26,854	27,604
Provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Intangible assets	$9,609	$7,315
Net operating loss carryforwards	24,717	10,323
Start up and organization costs	529	596
Capitalized research cost	33,664	27,564
Lease liability	5,154	5,654
Share based compensation	3,242	2,166
Tax credit carryforwards	4,113	3,577
Other, net	1,890	1,236
Total deferred tax assets	82,918	58,431
Valuation allowance	(81,348)	(54,491)
Deferred tax assets, net of allowance	$1,570	$3,940
Deferred tax liabilities:
Right-of-use asset	$(1,570)	$(3,940)
Total deferred tax liabilities	(1,570)	(3,940)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $81.3 million as of December 31, 2024 as it cannot conclude that it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $117.6 million and $106.3 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. The state net operating loss carryforwards begin to expire in 2041.

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

As of December 31, 2024, the Company has research and development (R&D) tax credit carryforwards of approximately $4.3 million available to offset future federal taxable liability. These R&D credit carryforwards will begin to expire in 2041 if not utilized. The Company also has state R&D tax credit carryforwards of approximately $0.5 million, which will begin to expire in 2036. Any research and development credit carryforward identified and claimed is fully offset by an adjustment to the valuation allowance.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning Balance	$959	$—
Increases (decreases) related to prior year tax positions	(458)	177
Increases related to current year tax positions	475	782
Ending Balance	$976	$959

As of December 31, 2024, the Company has gross unrecognized tax benefits of $976,000, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next twelve months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2024, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2024.

The Company is subject to taxation in the United States, Switzerland, and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

13. Restructuring and Impairment Charges

On July 8, 2024, the Company announced the discontinuation of further development of HIL-214 in infants. During the year ended December 31, 2024, the Company implemented a reduction in headcount in order to reduce operating expenses as the Company continues to explore and evaluate the development of its norovirus vaccine candidates as well as business development-related activities for these vaccine candidates and other strategic alternatives.

As a result of these events, the Company incurred the following restructuring and impairment charges, which are recorded in the consolidated statements of operations and comprehensive loss (in thousands):

Year Ended December 31,
2024
Employee termination benefits	$14,447
Impairment of long-lived assets	16,599
Contract termination costs	1,961
Total	$33,007

Employee Termination Benefits

Employees affected by the reduction in workforce obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. The Company incurred charges associated with the workforce reduction of approximately $14.4 million, primarily related to employee severance payments, benefits and related termination costs. The workforce reduction was completed in January 2025. For employees who were notified of their termination prior to December 31, 2024 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in 2024. The remaining payments are expected to be paid by the third quarter of 2025.

The liability related to employee termination benefits as of December 31, 2024 is as follows (in thousands):

December 31,
2024
Accrued employee termination benefits at December 31, 2023	$—
Employee termination benefits charges incurred during the period	14,447
Amounts paid or otherwise settled during the period	9,413
Accrued employee termination benefits at December 31, 2024	$5,034

Impairment of Property and Equipment

During the year ended December 31, 2024, as a result of the Company’s decision to discontinue further development of its primary vaccine candidate and the sustained decline observed in the Company’s stock price and related market capitalization, the Company performed an impairment assessment of its long-lived assets. The Company determined that the asset group consisted of the long-lived assets held and had identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right-of-use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate and estimated time to lease the space. The Company utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of the property and equipment. Based on its evaluation, the Company recorded $9.3 million of impairment charges on its right-of-use asset (which includes $5.1 million recorded in the second quarter of 2024) and $7.3 million of impairment charges on its property and equipment (which includes $3.1 million recorded in the second quarter of 2024) during the year ended December 31, 2024.

Contract Termination Costs

The discontinuation of the further development of HIL-214 in infants resulted in the termination of vendor contracts prior to the end of their term. The Company recognized these contract termination costs in full in the current period.

The liability related to contract termination costs as of December 31, 2024 is as follows (in thousands):

December 31,
2024
Accrued contract termination costs at December 31, 2023	$—
Contract termination costs incurred during the period	1,961
Amounts paid or otherwise settled during the period	275
Accrued contract termination costs at December 31, 2024	$1,686

14. Subsequent Events

Long-Lived Assets

In January 2025, the Company determined its lab equipment, with a net book value of $0.8 million as of December 31, 2024, met the criteria required to be classified as held-for-sale. The Company expects the sale of the assets to be completed by Q3 2025 and does not expect any material losses to its current book value in connection with this classification.

Retention Bonus

On March 25, 2025, the Company entered into retention bonus letters with its executive officers. Pursuant to the retention bonus letters, Robert Hershberg, the Company’s Chairman, President and Chief Executive Officer, and Shane Maltbie, the Company’s Chief Financial Officer, are eligible to receive a retention bonus of $500,063 and $354,750, respectively, if a change in control (as defined in the Company’s 2022 Incentive Award Plan) occurs on or prior to March 31, 2026, subject to the executive’s continued service through the closing of any such change in control. In the event an executive is terminated without “cause,” by reason of death or disability, or if the executive resigns for “good reason” (each as defined in the retention bonus letter), prior to the payment of the retention bonus, the executive will be entitled to the retention bonus, subject to the execution and non-revocation of a general release of claims in favor of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies,” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Retention Bonus Letters

On March 25, 2025, we entered into retention bonus letters with our executive officers. Pursuant to the retention bonus letters, Robert Hershberg, the Company’s Chairman, President and Chief Executive Officer, and Shane Maltbie, the Company’s Chief Financial Officer, are eligible to receive a retention bonus of $500,063 and $354,750, respectively, if a change in control (as defined in the Company’s 2022 Incentive Award Plan) occurs on or prior to March 31, 2026, subject to the executive’s continued service through the closing of any such change in control. In the event an executive is terminated without “cause,” by reason of death or disability, or if the executive resigns for “good reason” (each as defined in the retention bonus letter), prior to the payment of the retention bonus, the executive will be entitled to the retention bonus, subject to the execution and non-revocation of a general release of claims in favor of the Company.

The foregoing provides only a brief description of the terms and conditions of the retention bonus letters and is qualified in its entirety by reference to the full text of the form of retention bonus letter, a copy of which is filed as Exhibit 10.15 hereto and incorporated by reference herein.

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

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 7, 2024	8-K	6/10/24	3.1
3.3	Amended and Restated Bylaws of HilleVax, Inc.	8-K	12/8/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	4/6/22	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Vaccines, Inc., dated July 2, 2021	S-1	4/6/22	4.2
4.3	Note Purchase Agreement, dated August 31, 2021, by and among the Registrant and the other parties party thereto	S-1	4/6/22	4.3
4.4	Description of Registered Securities	10-K	3/17/23	4.4
10.1#	HilleVax, Inc. 2021 Equity Incentive Plan, as amended, including form of stock option agreement and form of restricted stock grant notice and restricted stock agreement thereunder	S-1	4/6/22	10.1
10.2#	HilleVax, Inc. 2022 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	4/25/22	10.2
10.3#	HilleVax, Inc. 2022 Employee Stock Purchase Plan	S-1/A	4/25/22	10.3
10.4#	Non-Employee Director Compensation Program	10-Q	8/14/23	10.3
10.5#	Form of Indemnification Agreement for Directors and Officers	S-1	4/6/22	10.9
10.6#	Amended and Restated Employment Letter Agreement, dated January 6, 2023, by and between Robert Hershberg and the Registrant	10-K	3/17/23	10.6
10.9#	Amended and Restated Employment Letter Agreement, dated as of January 6, 2023, by and between Shane Maltbie and the Registrant	10-K	3/17/23	10.9
10.12†	License Agreement, dated July 2, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.10
10.13†	Transitional Services Agreement, dated December 17, 2021, by and between Takeda Vaccines, Inc. and the Registrant	S-1	4/6/22	10.11
10.14	At-the-Market Equity Offering Sales Agreement, dated May 12, 2023, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	S-3	5/12/23	1.2
10.15	Form of Retention Bonus Letter				X
19.1	Insider Trading Compliance Policy and Procedures				X
21.1	List of Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	3/20/24	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

HilleVax, Inc.

Date: March 28, 2025	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Hershberg, M.D., Ph.D.	Chairman, President and Chief Executive Officer	March 28, 2025
Robert Hershberg, M.D., Ph.D.	(Principal Executive Officer)

/s/ Shane Maltbie	Chief Financial Officer	March 28, 2025
Shane Maltbie	(Principal Financial and Accounting Officer)

/s/ Shelley Chu, M.D., Ph.D.	Director	March 28, 2025
Shelley Chu, M.D., Ph.D.

/s/ Nanette Cocero, Ph.D.	Director	March 28, 2025
Nanette Cocero, Ph.D.

/s/ Gary Dubin, M.D.	Director	March 28, 2025
Gary Dubin, M.D.

/s/ Julie Gerberding, M.D., M.P.H.	Director	March 28, 2025
Julie Gerberding, M.D., M.P.H.

/s/ Patrick Heron	Director	March 28, 2025
Patrick Heron

/s/ Jeryl Hilleman	Director	March 28, 2025
Jeryl Hilleman

/s/ Aditya Kohli, Ph.D.	Director	March 28, 2025
Aditya Kohli, Ph.D.

/s/ Jaime Sepulveda, M.D., D.Sc., M.P.H.	Director	March 28, 2025
Jaime Sepulveda, M.D., D.Sc., M.P.H.