Form 10-Q
period 2025-03-31
HilleVax, Inc.
filed 2025-05-08
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 50,141,064 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,485	$154,467
Marketable securities	112,054	16,965
Prepaid expenses and other current assets	5,577	6,915
Assets held for sale, net	593	—
Total current assets	165,709	178,347
Property and equipment, net	4,231	5,222
Operating lease right-of-use assets	7,227	7,467
Restricted cash	1,631	1,631
Other assets	23	23
Total assets	$178,821	$192,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72	$3,237
Accrued expenses	2,874	9,648
Current portion of operating lease liability	3,599	3,570
Total current liabilities	6,545	16,455
Operating lease liability, net of current portion	20,440	20,943
Other long-term liabilities	923	806
Total liabilities	27,908	38,204
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at March 31, 2025 and December 31, 2024; issued shares—50,141,064 and 49,852,391 at March 31, 2025 and December 31, 2024, respectively; outstanding shares—50,100,675 and 49,719,448 at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	693,876	691,447
Accumulated other comprehensive loss	(1,081)	(1,140)
Accumulated deficit	(541,887)	(535,826)
Total stockholders’ equity	150,913	154,486
Total liabilities and stockholders’ equity	$178,821	$192,690

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development (includes related party amounts of $0 and $27, respectively)	$1,983	$25,978
In-process research and development	—	15,325
General and administrative	5,621	8,494
Total operating expenses	7,604	49,797
Loss from operations	(7,604)	(49,797)
Other income (expense):
Interest income	776	2,402
Interest expense	—	(727)
Other income, net	767	1,293
Total other income, net	1,543	2,968
Net loss	$(6,061)	$(46,829)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	21	(121)
Pension and other postemployment benefits	38	78
Total comprehensive loss	$(6,002)	$(46,872)
Net loss per share, basic and diluted	$(0.12)	$(0.97)
Weighted-average shares of common stock outstanding, basic and diluted	49,980,752	48,460,185

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	49,719,448	$5	$691,447	$(1,140)	$(535,826)	$154,486
Vesting of restricted shares	381,227	—	—	—	—	—
Stock-based compensation	—	—	2,429	—	—	2,429
Unrealized gain on marketable securities	—	—	—	21	—	21
Pension and other postemployment benefits	—	—	—	38	—	38
Net loss	—	—	—	—	(6,061)	(6,061)
Balance at March 31, 2025	50,100,675	$5	$693,876	$(1,081)	$(541,887)	$150,913

Balance at December 31, 2023	47,666,438	$5	$654,986	$(907)	$(388,559)	$265,525
Vesting of restricted shares	349,439	—	—	—	—	—
Stock-based compensation	—	—	5,194	—	—	5,194
Issuance of common stock under share-based compensation arrangements	22,365	—	175	—	—	175
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized loss on marketable securities	—	—	—	(121)	—	(121)
Pension and other postemployment benefits	—	—	—	78	—	78
Net loss	—	—	—	—	(46,829)	(46,829)
Balance at March 31, 2024	49,055,192	$5	$675,242	$(950)	$(435,388)	$238,909

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,061)	$(46,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	456
Stock-based compensation	2,429	5,194
Amortization of operating lease right-of-use assets	240	251
Amortization of debt discount	—	159
Issuance (payment) of PIK interest debt	—	174
Acquired in-process research and development	—	15,325
Net accretion/amortization of premiums and discounts on marketable securities	(804)	(1,299)
Loss on disposal of property and equipment	148	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,338	(1,160)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $0 and $(6), respectively)	(9,784)	(5,180)
Accrued interest	—	1
Operating lease liabilities	(474)	(94)
Net cash used in operating activities	(12,718)	(33,002)
Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(13,825)
Purchases of property and equipment	—	(153)
Purchases of marketable securities	(111,264)	(92,684)
Proceeds from sales or maturities of marketable securities	17,000	49,000
Net cash used in investing activities	(94,264)	(57,662)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	—	175
Proceeds from issuance of at-the-market offering, net	—	14,887
Net cash provided by financing activities	—	15,062
Net decrease in cash, cash equivalents and restricted cash	(106,982)	(75,602)
Cash, cash equivalents and restricted cash—beginning of period	156,098	218,309
Cash, cash equivalents and restricted cash—end of period	$49,116	$142,707
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$382
Supplemental disclosure of noncash investing and financing activities
Unpaid in-process research and development	$—	$1,500
Unpaid property and equipment purchases	$—	$13
Accreted final interest payment fees	$—	$124

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

Liquidity and Capital Resources

From inception to March 31, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it potentially continues the development of other norovirus vaccine candidates and other strategic alternatives. From inception to March 31, 2025, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023, and the sale of 1,016,950 shares of common stock for net proceeds of approximately $14.9 million under its at-the-market equity offering sales agreement in February 2024 (see Note 10).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements include the accounts of HilleVax Security Corporation, a wholly-owned subsidiary formed in Massachusetts, and HilleVax GmbH, a wholly-owned subsidiary formed in Zurich, Switzerland. The functional currency of the Company, HilleVax Security Corporation and HilleVax GmbH is the U.S. dollar. The Company’s assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income, net, in the condensed consolidated statements of operations and were not material for the periods presented. All intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and

Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive loss as a separate component of stockholders’ equity until realized, a determination is made that an other-than-temporary decline in market value has occurred or until the security has experienced a credit loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities sold, is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income, net.

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

Assets Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal group; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan to sell have been initiated.

The Company initially measures a long-lived asset or disposal group that is held for sale at the lower of its carrying value or fair value less any costs to sell. Fair value is estimated by the Company through evaluations of quoted market prices received for other comparable held for sale assets sold by the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2025 and 2024, comprehensive income (loss) included gains on the Company's pension benefit obligation and unrealized gains and losses on marketable securities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 152,751 shares and 811,413 shares from the basic weighted-average number of common shares outstanding for the three months ended March 31, 2025 and 2024, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2025	2024
Common stock options	2,258,564	5,540,791
Unvested common stock	535,272	2,245,703
ESPP shares	—	35,856
Total potentially dilutive shares	2,793,836	7,822,350

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. The Company adopted Topic 280 on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant which among other items include items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2025 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$41,170	$41,170	$—	$—
Marketable securities:
U.S. treasury notes	58,999	58,999	—	—
U.S government agency bonds	53,055	—	53,055	—
Total	$153,224	$100,169	$53,055	$—

		Fair Value Measurements at December 31, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$149,193	$149,193	$—	$—
Marketable securities:
U.S. treasury notes	—	—	—	—
U.S government agency bonds	16,965	—	16,965	—
Total	$166,158	$149,193	$16,965	$—

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of March 31, 2025, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and U.S. government agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$58,965	$37	$(3)	$58,999
U.S. government agency bonds	53,060	4	(9)	53,055
Total	$112,025	$41	$(12)	$112,054

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$-	$-	$-	$-
U.S. government agency bonds	16,956	9	—	16,965
Total	$16,956	$9	$—	$16,965

At March 31, 2025 and December 31, 2024, all available-for-sale marketable securities had contractual maturities of less than one year.

As of March 31, 2025, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment	$103	$103
Furniture and equipment	121	121
Leasehold improvements	6,364	6,364
Lab equipment	—	1,390
Total property and equipment, at cost	6,588	7,978
Less: accumulated depreciation	(2,357)	(2,756)
Property and equipment, net	$4,231	$5,222

Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued external research and development costs	$1,012	$2,142
Accrued payroll and payroll-related costs	283	207
Accrued professional costs	191	455
Accrued contract termination costs	457	1,686
Accrued employee termination benefits	587	5,034
Other	344	124
Total accrued expenses	$2,874	$9,648

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$47,485	$154,467
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$49,116	$156,098

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023 and ending in December 2032. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and March 31, 2025, the Company recorded increases of $6.2 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense:
Operating lease expense	$690	$799

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three months ended March 31, 2025 and 2024.

The following table summarizes the lease term and discount rate for operating leases:

	March 31,	December 31,
	2025	2024
Other information:
Weighted-average remaining lease term	7.70	8.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

March 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$923

At March 31, 2025, the future minimum noncancelable operating lease payments were as follows (in thousands):

March 31, 2025
Years ending December 31:
2025	2,770
2026	3,789
2027	3,864
2028	3,978
2029	4,095
Thereafter	13,021
Total undiscounted operating lease payments	31,517
Present value adjustment	(7,478)
Operating lease liability	24,039
Less current portion of operating lease liability	3,599
Operating lease liability, net of current portion	$20,440

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to March 31, 2025, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. The Company did not incur any material shared operating expenses for the three months ended March 31, 2025 and 2024.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three months ended March 31, 2024, the Company incurred $27,000 of research and development expenses for Takeda’s services. The Company did not incur any shared operating expenses for the three months ended March 31, 2025. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of March 31, 2025, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the three months ended March 31, 2025 and 2024.

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

In consideration of the Kangh License, the Company paid an upfront amount of $15.0 million. In addition, the Company has the potential to pay Kangh up to $255.5 million upon achieving certain development and sales milestones. Kangh is also eligible to receive a single-digit tiered royalty on net sales outside of Greater China.

The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $13.5 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the three months ended March 31, 2024. The Company did not make any milestone payments to Kangh during the three months ended March 31, 2025.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. During the year ended December 31, 2022, the Company began matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made an immaterial amount of matching contributions during the three months ended March 31, 2025 and 2024.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company did not have any material contingent liabilities as of March 31, 2025 and December 31, 2024.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55%, and (b) additional interest ("PIK Interest") at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, the Company achieves the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, the Company is obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. The final payment fee is recorded as a debt discount amortized over the life of the debt. The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of March 31, 2025, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses under the Sales Agreement.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of March 31, 2025, 12,537,704 shares were reserved for issuance under the 2022 Plan, of which 9,740,465 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2024	3,357,491	$14.11	5.50	$—
Cancelled	(1,098,927)	13.95
Balance at March 31, 2025	2,258,564	$14.18	7.84	$—
Vested and expected to vest at March 31, 2025	2,258,564	$14.18	7.84	$—
Exercisable at March 31, 2025	1,251,479	$13.49	7.51	$—

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	—	3.9%–4.3%
Expected volatility	—	95.1%–96.2%
Expected term (in years)	—	6.1
Expected dividend yield	—	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$279	$2,708
General and administrative	2,150	2,486
Total	$2,429	$5,194

There were no option grants during the three months ended March 31, 2025. The weighted average grant date fair value per share of option grants for the three months ended March 31, 2024 was $11.86. As of March 31, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $10.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2024	918,227	$13.791
Shares forfeited	(1,728)	14.990
Shares vested	(381,227)	11.716
Balance at March 31, 2025	535,272	15.019

The Company did not issue any shares of restricted common stock during the three months ended March 31, 2025. The Company issued shares of restricted common stock during the three months ended March 31, 2024, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the three months ended March 31, 2024 was $15.02. As of March 31, 2025, total unrecognized stock-based compensation cost related to restricted stock was approximately $7.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of March 31, 2025 and December 31, 2024, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

March 31, 2025
Common stock options outstanding	2,258,564
Shares available for issuance under the Plans	9,740,465
Shares available for issuance under the ESPP	1,666,810
13,665,839

11. Restructuring and Impairment Charges

On July 8, 2024, the Company announced the discontinuation of further development of HIL-214 in infants. The Company implemented a reduction in headcount in order to reduce operating expenses as the Company continues to explore and evaluate the development of its norovirus vaccine candidates as well as business development-related activities for these vaccine candidates and other strategic alternatives. The Company did not incur any restructuring and impairment charges during the three months ended March 31, 2025 and 2024.

Employee Termination Benefits

Employees affected by the reductions in workforce obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. The workforce reductions were completed in January 2025. For employees who were notified of their termination and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value as of the date of communication in 2024. The remaining payments are expected to be paid by the third quarter of 2025.

The liability related to employee termination benefits as of March 31, 2025 is as follows (in thousands):

March 31,
2025
Accrued employee termination benefits at December 31, 2024	$5,034
Employee termination benefits charges incurred during the period	—
Amounts paid or otherwise settled during the period	(4,447)
Accrued employee termination benefits at March 31, 2025	$587

Impairment of Property and Equipment

During the year ended December 31, 2024, as a result of the Company’s decision to discontinue further development of HIL-214 in infants and the sustained decline observed in the Company’s stock price and related market capitalization, the Company performed an impairment assessment of its long-lived assets. The Company determined that the asset group consisted of the long-lived assets held and had identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right-of-use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate and estimated time to lease the space. The Company utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of the property and equipment. Based on its evaluation, the Company recorded $9.3 million of impairment charges on its right-of-use asset and $7.3 million of impairment charges on its property and equipment during the year ended December 31, 2024. The Company did not incur any impairment charges on its property and equipment during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company committed to a plan to sell its lab equipment consisting of $0.6 million. The Company determined that this equipment met the requirements to be classified as held for sale. The Company expects the sale of the assets to be completed by Q3 2025 and does not expect any material losses to its current book value in connection with this classification.

Contract Termination Costs

The discontinuation of the further development of HIL-214 in infants resulted in the termination of vendor contracts prior to the end of their term. The Company recognized these contract termination costs in full in the current period.

The liability related to contract termination costs as of March 31, 2025 is as follows (in thousands):

March 31,
2025
Accrued contract termination costs at December 31, 2024	$1,686
Contract termination costs incurred during the period	—
Amounts paid or otherwise settled during the period	(1,229)
Accrued contract termination costs at March 31, 2025	$457

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 28, 2025 (the 2024 Form 10-K).

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $159.5 million. From inception to March 31, 2025, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt, we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million, and in February 2024, we sold 1,016,950 shares of common stock for net proceeds of approximately $14.9 million pursuant to our at-the-market equity offering.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended March 31, 2025 and 2024 were $6.1 million and $46.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $541.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.

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

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three months ended March 31, 2025 and 2024, we incurred an immaterial amount of research and development expenses for Takeda’s services.

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

Components of Results of Operations

Operating Expenses

Research and Development

During the three months ended March 31, 2025 and 2024, our research and development expenses have primarily been related to the development of HIL-214. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$1,983	$25,978	$(23,995)
In-process research and development	—	15,325	(15,325)
General and administrative	5,621	8,494	(2,873)
Total operating expenses	7,604	49,797	(42,193)
Loss from operations	(7,604)	(49,797)	42,193
Other income (expense):
Interest income	$776	2,402	(1,626)
Interest expense	—	(727)	727
Other income, net	767	1,293	(526)
Total other income, net	1,543	2,968	(1,425)
Net loss	$(6,061)	$(46,829)	$40,768

Research and development expenses. Research and development expenses were $2.0 million and $26.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $24.0 million primarily consisted of $12.9 million related to the discontinuation of further development of HIL-214 in infants in 2024, $8.0 million of personnel related expenses, primarily related to our workforce reductions in 2024, $1.7 million of consulting related expenses and $1.4 million of facility and other expenses.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the three months ended March 31, 2024 primarily related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the three months ended March 31, 2025.

General and administrative expenses. General and administrative expenses were $5.6 million and $8.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $2.9 million primarily consisted of $1.8 million of personnel-related expenses, primarily related to our workforce reductions in 2024, and $1.1 million of professional service and other expenses.

Other income (expense). Other income, net of $1.5 million for the three months ended March 31, 2025 primarily consisted of $0.8 million of interest income on our cash, cash equivalents and marketable securities and $0.8 million of other income primarily related to the accretion of discounts to maturity on our marketable securities. Other income, net of $3.0 million for the three months ended March 31, 2024 primarily consisted of $2.4 million of interest income on our cash, cash equivalents and marketable securities and $1.3 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our norovirus vaccine candidates, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023, borrowings under our term loan facility and sales of common stock pursuant to our at-the-market equity offering. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $159.5 million.

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

The Term Loans bear (a) cash interest at a floating rate of the higher of (i) the Wall Street Journal prime rate (or 5.00% if less) plus 1.05%, or (ii) 4.55%, and (b) additional interest (PIK Interest) at a per annum rate equal to 2.85%, with such interest being added to the outstanding principal balance of the Term Loans on a monthly basis. The monthly payments consist of interest-only through June 1, 2025 or, if prior to April 30, 2025, we achieve the Tranche 3 Milestone, subject to reasonable verification by Hercules, through June 1, 2026. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest, through the maturity date of May 1, 2027. In addition, we are obligated to pay a final payment fee equal to the greater of (i) $2.145 million and (ii) 7.15% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 0.5% of the then outstanding principal balance and the pro rata application of such payment to the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of March 31, 2025, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(12,718)	$(33,002)
Investing activities	(94,264)	(57,662)
Financing activities	—	15,062
Net decrease in cash, cash equivalents and restricted cash	$(106,982)	$(75,602)

Operating Activities

Net cash used in operating activities of $12.7 million for the three months ended March 31, 2025 was primarily due to our net loss of $6.1 million and a net change of $8.9 million in our operating assets and liabilities, partially offset by $2.3 million of noncash charges primarily related to $2.4 million of stock-based compensation, $0.3 million related to depreciation expense, $0.2 million related to the amortization of operating lease right-of-use assets and $0.1 million related to loss on the disposal of property and equipment, partially offset by $0.8 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to a decrease of $0.5 million related to operating lease right-of-use assets and liabilities, $1.3 million in prepaid expenses and other current assets and $9.8 million in accounts payable and accrued expenses in support of our operating activities.

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

Investing Activities

Net cash used in investing activities of $94.3 million for the three months ended March 31, 2025 was due to $111.3 million in purchases of marketable securities, partially offset by $17.0 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $57.7 million for the three months ended March 31, 2024 was due to $92.7 million in purchases of marketable securities, $13.8 million in cash paid for purchased in-process research and development and

$0.2 million in purchases of property and equipment, partially offset by $49.0 million in proceeds from sales or maturities of marketable securities.

Financing Activities

We did not engage in any financing activities during the three months ended March 31, 2025.

Net cash provided by financing activities of $15.1 million for the three months ended March 31, 2024 was due to $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.2 million in proceeds from the issuance of stock under our share-based compensation arrangements.

Contractual Obligations and Commitments

As of March 31, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2024 Form 10-K.

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

As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
10.1	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

HilleVax, Inc.

Date: May 8, 2025	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)