Form 10-Q
period 2025-06-30
HilleVax, Inc.
filed 2025-08-06
CIK 1888012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 50,141,064 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HilleVax, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,677	$154,467
Marketable securities	100,870	16,965
Prepaid expenses and other current assets	2,229	6,915
Assets held for sale, net	465	—
Total current assets	162,241	178,347
Property and equipment, net	4,026	5,222
Operating lease right-of-use assets	6,990	7,467
Restricted cash	1,631	1,631
Other assets	26	23
Total assets	$174,914	$192,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113	$3,237
Accrued expenses	2,404	9,648
Current portion of operating lease liability	3,630	3,570
Total current liabilities	6,147	16,455
Operating lease liability, net of current portion	19,912	20,943
Other long-term liabilities	1,036	806
Total liabilities	27,095	38,204
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares— 50,000,000 at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares— 500,000,000 at June 30, 2025 and December 31, 2024; issued shares—50,141,064 and 49,852,391 at June 30, 2025 and December 31, 2024, respectively; outstanding shares—50,125,541 and 49,719,448 at June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	696,206	691,447
Accumulated other comprehensive loss	(1,239)	(1,140)
Accumulated deficit	(547,153)	(535,826)
Total stockholders’ equity	147,819	154,486
Total liabilities and stockholders’ equity	$174,914	$192,690

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (includes related party amounts of $0, $36, $0, and $58, respectively)	$1,328	$26,601	$3,311	$52,579
In-process research and development	—	—	—	15,325
General and administrative	5,657	8,127	11,278	16,621
Impairment charges	—	8,235	—	8,235
Total operating expenses	6,985	42,963	14,589	92,760
Loss from operations	(6,985)	(42,963)	(14,589)	(92,760)
Other income (expense):
Interest income	746	1,698	1,522	4,100
Interest expense	—	(738)	—	(1,465)
Other income, net	973	1,335	1,740	2,628
Total other income, net	1,719	2,295	3,262	5,263
Net loss	$(5,266)	$(40,668)	$(11,327)	$(87,497)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(158)	10	(137)	(111)
Pension and other postemployment benefits	—	3	38	81
Total comprehensive loss	$(5,424)	$(40,655)	$(11,426)	$(87,527)
Net loss per share, basic and diluted	$(0.11)	$(0.83)	$(0.23)	$(1.79)
Weighted-average shares of common stock outstanding, basic and diluted	50,114,308	49,179,109	50,047,899	48,819,729

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2025	50,100,675	$5	$693,876	$(1,081)	$(541,887)	$150,913
Vesting of restricted shares	24,866	—	—	—	—	—
Stock-based compensation	—	—	2,330	—	—	2,330
Unrealized gain on marketable securities	—	—	—	(158)	—	(158)
Pension and other postemployment benefits	—	—	—	—	—	—
Net loss	—	—	—	—	(5,266)	(5,266)
Balance at June 30, 2025	50,125,541	$5	$696,206	$(1,239)	$(547,153)	$147,819

Balance at March 31, 2024	49,055,192	$5	$675,242	$(950)	$(435,388)	$238,909
Vesting of restricted shares	168,165	—	—	—	—	—
Stock-based compensation	—	—	6,061	—	—	6,061
Issuance of common stock under share-based compensation arrangements	66,495	—	615	—	—	615
Unrealized gain on marketable securities	—	—	—	10	—	10
Pension and other postemployment benefits	—	—	—	3	—	3
Net loss	—	—	—	—	(40,668)	(40,668)
Balance at June 30, 2024	49,289,852	$5	$681,918	$(937)	$(476,056)	$204,930

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	49,719,448	$5	$691,447	$(1,140)	$(535,826)	$154,486
Vesting of restricted shares	406,093	—	—	—	—	—
Stock-based compensation	—	—	4,759	—	—	4,759
Unrealized gain on marketable securities	—	—	—	(137)	—	(137)
Pension and other postemployment benefits	—	—	—	38	—	38
Net loss	—	—	—	—	(11,327)	(11,327)
Balance at June 30, 2025	50,125,541	$5	$696,206	$(1,239)	$(547,153)	$147,819

Balance at December 31, 2023	47,666,438	5	654,986	(907)	(388,559)	265,525
Vesting of restricted shares	517,604	—	—	—	—	—
Stock-based compensation	—	—	11,255	—	—	11,255
Issuance of common stock under share-based compensation arrangements	88,860	—	790	—	—	790
Issuance of common stock in connection with at-the-market offering, net	1,016,950	—	14,887	—	—	14,887
Unrealized loss on marketable securities	—	—	—	(111)	—	(111)
Pension and other postemployment benefits	—	—	—	81	—	81
Net loss	—	—	—	—	(87,497)	(87,497)
Balance at June 30, 2024	49,289,852	$5	$681,918	$(937)	$(476,056)	$204,930

See accompanying notes.

HilleVax, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(11,327)	$(87,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	491	924
Stock-based compensation	4,759	11,255
Amortization of operating lease right-of-use assets	477	578
Impairment of long-lived assets	—	8,235
Amortization of debt discount	—	321
Issuance (payment) of PIK interest debt	—	352
Acquired in-process research and development	—	15,325
Net accretion/amortization of premiums and discounts on marketable securities	(1,759)	(2,797)
Loss on disposal of property and equipment	240	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,686	(291)
Accounts payable, accrued expenses and other long-term liabilities (includes related party amounts of $0 and $3, respectively)	(10,103)	(8,646)
Accrued interest	—	(3)
Operating lease liabilities	(971)	(537)
Net cash used in operating activities	(13,507)	(62,781)
Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(13,825)
Purchases of property and equipment	—	(200)
Purchases of marketable securities	(117,283)	(139,605)
Proceeds from sales or maturities of marketable securities	35,000	92,500
Net cash used in investing activities	(82,283)	(61,130)
Cash flows from financing activities
Proceeds from issuance of common stock under share-based compensation arrangements	—	790
Proceeds from issuance of at-the-market offering, net	—	14,887
Net cash provided by financing activities	—	15,677
Net decrease in cash, cash equivalents and restricted cash	(95,790)	(108,234)
Cash, cash equivalents and restricted cash—beginning of period	156,098	218,309
Cash, cash equivalents and restricted cash—end of period	$60,308	$110,075
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$769
Supplemental disclosure of noncash investing and financing activities
Unpaid in-process research and development	$—	$1,500
Unpaid property and equipment purchases	$—	$324
Accreted final interest payment fees	$—	$252

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

Liquidity and Capital Resources

From inception to June 30, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial vaccine candidate, HIL-214, preparing for and managing its clinical trials of HIL-214, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it potentially continues the development of other norovirus vaccine candidates and other strategic alternatives. From inception to June 30, 2025, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 13,529,750 shares of common stock for net proceeds of approximately $209.5 million in its initial public offering ("IPO") which closed in May 2022, the sale of 9,200,000 shares of common stock for net proceeds of approximately $107.8 million in its underwritten public offering which closed in September 2023, and the sale of 1,016,950 shares of common stock for net proceeds of approximately $14.9 million under its at-the-market equity offering sales agreement in February 2024 (see Note 10).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and

Exchange Commission (“SEC”), and with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2025 and 2024, comprehensive income (loss) included gains on the Company's pension benefit obligation and unrealized gains and losses on marketable securities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 124,541 shares and 726,795 shares from the basic weighted-average number of common shares outstanding for the six months ended June 30, 2025 and 2024, respectively, and 96,640 shares and 642,177 shares for the three months ended June 30, 2025 and 2024, respectively. Diluted net loss per share is computed by dividing the consolidated net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of unvested common stock, common stock options, and contingently issuable shares under the Company's employee stock purchase plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common stock equivalents would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
	2025	2024
Common stock options	2,226,181	5,827,479
Unvested common stock	644,706	2,061,750
ESPP shares	—	14,936
Total potentially dilutive shares	2,870,887	7,904,165

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

The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2025 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$52,536	$52,536	$—	$—
Marketable securities:
U.S. treasury notes	65,410	65,410	—	—
U.S government agency bonds	35,460	—	35,460	—
Total	$153,406	$117,946	$35,460	$—

		Fair Value Measurements at December 31, 2024 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$149,193	$149,193	$—	$—
Marketable securities:
U.S. treasury notes	—	—	—	—
U.S government agency bonds	16,965	—	16,965	—
Total	$166,158	$149,193	$16,965	$—

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of June 30, 2025, the Company’s marketable securities consisted of U.S. Treasury notes which were valued based on Level 1 inputs and U.S. government agency bonds which were valued based on Level 2 inputs. In determining the fair value of its agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Marketable Securities

The following tables present the fair value of available-for-sale marketable debt securities by type of security as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$65,413	$9	$(12)	$65,410
U.S. government agency bonds	35,473	—	(13)	35,460
Total	$100,886	$9	$(25)	$100,870

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury notes	$-	$-	$-	$-
U.S. government agency bonds	16,956	9	—	16,965
Total	$16,956	$9	$—	$16,965

At June 30, 2025 and December 31, 2024, all available-for-sale marketable securities had contractual maturities of less than one year.

As of June 30, 2025, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In making this assessment, the Company considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The Company also evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2025 and 2024.

5. Other Balance Sheet Details

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer equipment	$103	$103
Furniture and equipment	121	121
Leasehold improvements	6,364	6,364
Lab equipment	—	1,390
Total property and equipment, at cost	6,588	7,978
Less: accumulated depreciation	(2,562)	(2,756)
Property and equipment, net	$4,026	$5,222

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $0.2 million, $0.5 million, $0.4 million and $0.9 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued external research and development costs	$965	$2,142
Accrued payroll and payroll-related costs	579	207
Accrued professional costs	722	455
Accrued contract termination costs	—	1,686
Accrued employee termination benefits	—	5,034
Other	138	124
Total accrued expenses	$2,404	$9,648

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded within the accompanying condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$58,677	$154,467
Restricted cash	1,631	1,631
Total cash, cash equivalents and restricted cash	$60,308	$156,098

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

In March 2022, the Company entered into a lease for office and laboratory space located in Boston, Massachusetts (as amended, the “Boston Lease”), which it determined was an operating lease at the inception of the lease contract. The Boston Lease commenced in April 2022 with base rental payments beginning in January 2023 and ending in December 2032. The Boston Lease includes certain tenant improvement allowances for the reimbursement of up to $6.3 million of costs incurred by the Company, and an option for the Company to extend the lease for a period of five years, which the Company is not reasonably certain to exercise. The Company determined that it owns the leasehold improvements related to the Boston Lease and, as such, reflected the $6.3 million lease incentive as a reduction of the rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset as of the lease commencement date in April 2022. Between the lease commencement date and June 30, 2025, the Company recorded increases of $6.2 million to the operating lease liability as and when such lease incentives were received from the landlord. Under the terms of the Boston Lease, the Company provided the lessor with an irrevocable standby letter of credit secured by restricted cash in the amount of $1.6 million.

The following table summarizes operating lease expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense:
Operating lease expense	$666	$783	$1,356	$1,582

The Company incurred an immaterial amount of expense related to short-term leases and variable lease costs during the three and six months ended June 30, 2025 and 2024.

The following table summarizes the lease term and discount rate for operating leases:

	June 30,	December 31,
	2025	2024
Other information:
Weighted-average remaining lease term	7.50	8.00
Weighted-average discount rate	7.4%	7.4%

As there was not an implicit rate within the leases, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term as well as by using a set of peer companies' incremental borrowing rates.

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

June 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,847

At June 30, 2025, the future minimum noncancelable operating lease payments were as follows (in thousands):

June 30, 2025
Years ending December 31:
2025	1,849
2026	3,793
2027	3,864
2028	3,978
2029	4,095
Thereafter	13,021
Total undiscounted operating lease payments	30,600
Present value adjustment	(7,058)
Operating lease liability	23,542
Less current portion of operating lease liability	3,630
Operating lease liability, net of current portion	$19,912

7. Related Party Transactions

Frazier Life Sciences X, L.P. or its affiliates (“Frazier”) is a principal stockholder of the Company and is represented on the Company’s board of directors. From January 8, 2019 (inception) to June 30, 2025, the Company and Frazier reimbursed each other for various goods and services, including personnel related expenses, travel, insurance, facilities and other various overhead and administrative expenses. The Company did not incur any material shared operating expenses for the three and six months ended June 30, 2025 and 2024.

In connection with the Takeda License (as defined and described in Note 8), Takeda became a related party stockholder with representation on the Company’s board of directors. The Company and Takeda are party to a TSA (as defined and described in Note 8) under which the Company is obligated to pay Takeda for certain services, including pass-through costs, related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of third-party vendor contracts. For the three and six months ended June 30, 2024, the Company incurred $36,000 and $58,000 of research and development expenses for Takeda’s services, respectively. The Company did not incur any shared operating expenses for the three and six months ended June 30, 2025. See Note 8 for further information regarding the Company’s related party transactions with Takeda.

8. Commitments and Contingencies

License Agreement with Takeda

On July 2, 2021, the Company entered into a license agreement with Takeda Vaccines, Inc. (“Takeda”) pursuant to which it was granted an exclusive sublicensable, royalty-bearing license (the “Takeda License”) to develop and commercialize HIL-214 pharmaceutical products for all human uses on a worldwide basis outside of Japan (the “Territory”).

The Company is obligated to pay Takeda $7.5 million upon the achievement of a specified development milestone, up to an aggregate of $150.0 million in sales milestones upon the achievement of specified annual sales levels of HIL-214 products in the Territory, and tiered high single-digit to low-teen percentage royalties on net sales of HIL-214 products in the Territory, subject to specified offsets and reductions. Takeda has agreed to pay the Company tiered mid-single digit to low-double digit percentage royalties on net sales of HIL-214 products in Japan, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 20 years following first commercial sale of such product in such country. The obligations related to contingent payments are recognized in the accompanying condensed consolidated financial statements when the contingency is resolved and the consideration is paid or becomes payable. As of June 30, 2025, none of the remaining contingent payments were due or payable.

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

The Company did not make any milestone payments to Takeda during the three and six months ended June 30, 2025 and 2024.

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

The acquisition of the Kangh License has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. In March 2024, the Company paid Kangh an upfront amount of $13.5 million for the Kangh License, which has no alternative future use, and was recorded as in-process research and development in the Company’s consolidated statement of operations for the three and six months ended June 30, 2024. The Company did not make any milestone payments to Kangh during the three and six months ended June 30, 2025.

401(k) Plan

The Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all eligible employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. During the year ended December 31, 2022, the Company began matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. The Company made an immaterial amount of matching contributions during the three and six months ended June 30, 2025 and 2024.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company did not have any material contingent liabilities as of June 30, 2025 and December 31, 2024.

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

At-the-Market-Offering

On May 12, 2023, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. As of June 30, 2025, the Company sold 1,016,950 shares of common stock for total net proceeds of approximately $14.9 million, after deducting commission fees and offering expenses under the Sales Agreement.

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

2022 Incentive Award Plan

In April 2022, the Company’s board of directors and stockholders approved the 2022 Incentive Award Plan (the “2022 Plan,” and together with the 2021 Plan, the "Plans") under which the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to its employees, consultants and directors. The 2022 Plan became effective in connection with the Company’s IPO and will remain in effect until the tenth anniversary of its effective date, which will be April 28, 2032, unless earlier terminated by the Company’s board of directors. The number of shares of the Company's common stock initially available for issuance under awards granted pursuant to the 2022 Plan was the sum of (1) 4,900,000 shares of the Company’s common stock, plus (2) 216,849 shares remaining available for issuance under the 2021 Plan as of the effective date of the 2022 Plan, plus (3) any shares subject to outstanding awards under the 2021 Plan as of the effective date of the 2022 Plan that become available for issuance under the 2022 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year ending in and including 2032, equal to the lesser of (1) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares as determined by the Company’s board of directors. As of June 30, 2025, 12,537,704 shares were reserved for issuance under the 2022 Plan, of which 9,638,548 shares remained available for future issuance.

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

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2024	3,357,491	$14.11	5.50	$—
Cancelled	(1,131,310)	13.98
Balance at June 30, 2025	2,226,181	$14.16	7.63	$—
Vested and expected to vest at June 30, 2025	2,226,181	$14.16	7.63	$—
Exercisable at June 30, 2025	1,486,615	$13.54	7.47	$—

Stock-Based Compensation Expense

The fair value of common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which the Company's common stock is traded. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	—	3.9%–4.7%
Expected volatility	—	95.1%–99.1%
Expected term (in years)	—	5.5-6.1
Expected dividend yield	—	0%

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

Stock-based compensation expense has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$277	$3,188	$556	$5,896
General and administrative	2,053	2,873	4,203	5,359
Total	$2,330	$6,061	$4,759	$11,255

There were no option grants during the six months ended June 30, 2025. The weighted average grant date fair value per share of option grants for the six months ended June 30, 2024 was $11.70. As of June 30, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $8.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.9 years.

A summary of the Company’s unvested shares is as follows:

	Number of Unvested Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2024	918,227	$13.791
Shares granted	137,592	1.880
Shares forfeited	(5,020)	15.410
Shares vested	(406,093)	10.866
Balance at June 30, 2025	644,706	12.791

The Company issued 137,592 restricted stock units to members of its Board of Directors during the six months ended June 30, 2025. The Company issued 1,036,450 shares of restricted common stock during the six months ended June 30, 2024, which consisted only of restricted stock units. The weighted average grant date fair value per share of restricted common stock grants for the six months ended June 30, 2024 was $15.02. As of June 30, 2025, total unrecognized stock-based compensation cost related to restricted stock was approximately $6.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.6 years. For accounting purposes, unvested shares of restricted common stock are not considered outstanding until they vest. As of June 30, 2025 and December 31, 2024, the Company had no material repurchase liability related to the unvested shares in the table above.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

June 30, 2025
Common stock options outstanding	2,226,181
Shares available for issuance under the Plans	9,638,548
Shares available for issuance under the ESPP	1,666,810
13,531,539

11. Restructuring and Impairment Charges

On July 8, 2024, the Company announced the discontinuation of further development of HIL-214 in infants. The Company implemented a reduction in headcount in order to reduce operating expenses as the Company continues to explore and evaluate the development of its norovirus vaccine candidates as well as business development-related activities for these vaccine candidates and other strategic alternatives. The Company did not incur any restructuring and impairment charges during the three and six months ended June 30, 2025 and 2024.

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

The liability related to employee termination benefits as of June 30, 2025 is as follows (in thousands):

June 30,
2025
Accrued employee termination benefits at December 31, 2024	$5,034
Employee termination benefits charges incurred during the period	—
Amounts paid or otherwise settled during the period	(5,034)
Accrued employee termination benefits at June 30, 2025	$—

Impairment of Property and Equipment

During the year ended December 31, 2024, as a result of the Company’s decision to discontinue further development of HIL-214 in infants and the sustained decline observed in the Company’s stock price and related market capitalization, the Company performed an impairment assessment of its long-lived assets. The Company determined that the asset group consisted of the long-lived assets held and had identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right-of-use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate and estimated time to lease the space. The Company utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of the property and equipment. Based on its evaluation, the Company recorded $9.3 million of impairment charges on its right-of-use asset and $7.3 million of impairment charges on its property and equipment during the year ended December 31, 2024. The Company did not incur any impairment charges on its property and equipment during the three and six months ended June 30, 2025.

During the first quarter of 2025, the Company committed to a plan to sell its lab equipment consisting of $0.6 million. The Company determined that this equipment met the requirements to be classified as held for sale. The Company expects the sale of the assets to be completed by the third quarter of 2025 and does not expect any material losses to its current book value in connection with this classification.

Contract Termination Costs

The discontinuation of the further development of HIL-214 in infants resulted in the termination of vendor contracts prior to the end of their term. The Company recognized these contract termination costs in full in the current period.

The liability related to contract termination costs as of June 30, 2025 is as follows (in thousands):

June 30,
2025
Accrued contract termination costs at December 31, 2024	$1,686
Contract termination costs incurred during the period	—
Amounts paid or otherwise settled during the period	(1,686)
Accrued contract termination costs at June 30, 2025	$—

12. Subsequent Events

Merger Agreement with XOMA

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with XOMA Royalty Corporation, a Nevada corporation (“XOMA”), XRA 4 Corp., a Delaware corporation and a wholly-owned subsidiary of XOMA (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock, by XOMA through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of the common stock of (A) $1.95 in cash (the “Cash Amount”), subject to applicable tax withholding and without interest; plus (B) one non-tradeable contingent value right (a “CVR”) (such amount being the “CVR Amount” and the Cash Amount plus the CVR Amount, collectively being the “Offer Price”) and (ii) the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger, as a wholly owned subsidiary of XOMA. If the Merger Agreement is terminated by the Company under specified circumstances, the Company will be required to pay XOMA a termination fee of approximately $2.5 million. If XOMA terminates the Merger Agreement due to a failure to satisfy the Minimum Cash Condition, the Company will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of approximately $1.0 million.

Boston Sublease

On July 31, 2025, the Company entered into a Sublease Agreement with Stellaromics, Inc. (“Subtenant”) with respect to a portion of the Boston Lease (the “Sublease”), to commence on the later to occur of (i) the date consent from landlord is obtained and delivered to Subtenant, (ii) November 1, 2025 and (iii) two weeks after the date the Company, as sublandlord, delivers possession of the subleased premises to Subtenant in the requisite condition. The term of the Sublease is expected to extend for three years and two months following commencement, subject to any earlier termination of the Boston Lease or the Sublease or exercise of a 24-month extension option by Subtenant.

License Agreement with Takeda

On August 1, 2025, in connection with and substantially concurrently with the signing of the Merger Agreement, the Company delivered a written notice to Takeda that the Company was terminating the Takeda License (such termination, the “Termination”), pursuant to which Takeda had granted the Company, among other things, an exclusive license of certain intellectual property to develop and commercialize HIL-214 (formerly TAK-214) worldwide (excluding Japan) in exchange for upfront consideration as well as future cash milestones and royalties on net sales. The Termination will be effective six months after delivery of the notice by the Company, unless the Company and Takeda agree to an earlier termination date. No material early termination penalties will be incurred by the Company in connection with such termination.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, our plans to explore and evaluate the development of our vaccine candidates as well as business development-related activities and other strategic alternatives, the transactions contemplated by the Merger Agreement (as defined in Notes to Condensed Consolidated Financial Statements — Note 12 — Subsequent Events above), including our expectations regarding our ability to complete the transaction within the time frame we anticipate, or at all, the potential effects of the proposed transactions pursuant to the Merger Agreement and related agreements on us and the potential payment of proceeds to our stockholders, if any, pursuant to the CVR agreement with a rights agent and a representative agent and attorney-in-fact of the holders of CVRs (the “CVR Agreement”), the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property related to our initial vaccine candidate, HIL-214, preparing for and managing our clinical trials of HIL-214, and providing other general and administrative support for our operations. We have funded operations to date primarily through the issuance of convertible promissory notes, commercial bank debt, the sale of common stock in our initial public offering (IPO) which closed in May 2022 and the sale of common stock in our underwritten public offering which closed in September 2023. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $159.5 million. From inception to June 30, 2025, we raised aggregate gross proceeds of $137.2 million from the issuance of convertible promissory notes, we completed our IPO in May 2022, whereby we sold 13,529,750 shares of common stock at a public offering price of $17.00 per share, for net proceeds of approximately $209.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $20.5 million, we borrowed $25.0 million in commercial bank debt, we completed an underwritten public offering in September 2023, whereby we sold 9,200,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,200,000 shares, at a public offering price of $12.50 per share, for total net proceeds of approximately $107.8 million, and in February 2024, we sold 1,016,950 shares of common stock for net proceeds of approximately $14.9 million pursuant to our at-the-market equity offering.

We do not have any products approved for sale, have not generated any revenue and have incurred net losses since our inception. Our net losses for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024 were $5.3 million, $40.7 million, $11.3 million, and $87.5 million, respectively. As of June 30, 2025, we had an accumulated deficit of $547.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.

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

Merger Agreement with XOMA

On August 4, 2025, we entered into a Merger Agreement with XOMA and Merger Sub. The Merger Agreement provides for, among other things: (i) the Offer by Merger Sub, for a price per share of the common stock of (A) the Cash Amount, subject to applicable tax withholding and without interest; plus (B) one non-tradeable CVR (ii) the Merger with us surviving the Merger as a wholly owned subsidiary of XOMA. The acquisition is anticipated to close in September 2025. If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay XOMA a termination fee of approximately $2.5 million. If XOMA terminates the Merger Agreement due to a failure to satisfy the Minimum Cash Condition, we will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of approximately $1.0 million. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 12 — Subsequent Events” of this Quarterly Report for further details.

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

On August 1, 2025, in connection with and substantially concurrently with the signing of the Merger Agreement, we delivered a written notice to Takeda that we were terminating the Takeda License (such termination, the Termination). The Termination will be effective six months after delivery of the notice by us, unless we and Takeda agree to an earlier termination date. No material early termination penalties will be incurred by us in connection with such termination.

Transitional Services Agreement with Takeda

As contemplated by the Takeda License, on December 17, 2021, we and Takeda entered into a Transitional Services Agreement (the TSA). Pursuant to the TSA, Takeda has agreed to provide, on a transitional basis following the effective date of the Takeda License, certain services related to research and development and regulatory assistance services, oversight and management of ongoing clinical and research studies, and maintenance of certain third-party vendor contracts. In consideration for the services provided under the TSA, we have agreed to pay certain specified amounts to Takeda in cash for such services and certain pass-through costs. For the three and six months ended June 30, 2025 and 2024, we incurred an immaterial amount of research and development expenses for Takeda’s services.

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

Components of Results of Operations

Operating Expenses

Research and Development

During the three and six months ended June 30, 2025 and 2024, our research and development expenses have primarily been related to the development of HIL-214. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

In-Process Research and Development

In-process research and development expenses for the three and six months ended June 30, 2024 relate to the Kangh License, and include an aggregate $15.0 million upfront payment for exclusive use of the license.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$1,328	$26,601	$(25,273)
General and administrative	5,657	8,127	(2,470)
Impairment charges	—	8,235	(8,235)
Total operating expenses	6,985	42,963	(35,978)
Loss from operations	(6,985)	(42,963)	35,978
Other income (expense):
Interest income	$746	1,698	(952)
Interest expense	—	(738)	738
Other income, net	973	1,335	(362)
Total other income, net	1,719	2,295	(576)
Net loss	$(5,266)	$(40,668)	$35,402

Research and development expenses. Research and development expenses were $1.3 million and $26.6 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $25.3 million primarily consisted of $14.7 million related to the discontinuation of further development of HIL-214 in infants in 2024, $7.2 million of personnel related expenses, primarily related to our workforce reductions in 2024, $1.3 million of consulting related expenses and $2.1 million of facility and other expenses.

General and administrative expenses. General and administrative expenses were $5.7 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $2.5 million primarily consisted of $1.2 million of personnel-related expenses, primarily related to our workforce reductions in 2024, and $1.3 million of professional service and other expenses.

Impairment charges. Impairment charges of $8.2 million for the three months ended June 30, 2024 consisted of $5.1 million of impairment charges on our right-of-use asset and $3.1 million of impairment charges on our property and equipment, which was triggered by the decline in our market capitalization over the subsequent release of the top-line data from our NEST-IN1 clinical study in July 2024. We did not incur any impairment charges for the three months ended June 30, 2025.

Other income (expense). Other income, net of $1.7 million for the three months ended June 30, 2025 primarily consisted of $0.8 million of interest income on our cash, cash equivalents and marketable securities and $0.9 million of other income primarily related to the accretion of discounts to maturity on our marketable securities. Other income, net of $3.0 million for the three months ended June 30, 2024 primarily consisted of $2.4 million of interest income on our cash, cash equivalents and marketable securities and $1.3 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $0.7 million of interest expense on our term loan facility.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$3,311	$52,579	$(49,268)
In-process research and development	—	15,325	(15,325)
General and administrative	11,278	16,621	(5,343)
Restructuring and impairment charges	—	8,235	(8,235)
Total operating expenses	14,589	92,760	(78,171)
Loss from operations	(14,589)	(92,760)	78,171
Other income (expense):
Interest income	$1,522	4,100	(2,578)
Interest expense	—	(1,465)	1,465
Other income, net	1,740	2,628	(888)
Total other income, net	3,262	5,263	(2,001)
Net loss	$(11,327)	$(87,497)	$76,170

Research and development expenses. Research and development expenses were $3.3 million and $52.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $49.3 million primarily consisted of $27.6 million related to the discontinuation of further development of HIL-214 in infants in 2024, $15.3 million of personnel related expenses, primarily related to our workforce reductions in 2024, $3.0 million of consulting related expenses and $3.4 million of facility and other expenses.

In-process research and development expenses. We had $15.3 million of in-process research and development expenses for the six months ended June 30, 2024 primarily related to the Kangh License, which was entered into in 2024. We did not incur any in-process research and development expenses for the six months ended June 30, 2025.

General and administrative expenses. General and administrative expenses were $11.3 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $5.3 million primarily consisted of $3.0 million of personnel-related expenses, primarily related to our workforce reductions in 2024, and $2.3 million of professional service and other expenses.

Impairment charges. Impairment charges of $8.2 million for the six months ended June 30, 2024 consisted of $5.1 million of impairment charges on our right-of-use asset and $3.1 million of impairment charges on our property and equipment, which was triggered by the decline in our market capitalization over the subsequent release of the top-line data from our NEST-IN1 clinical study in July 2024. We did not incur any impairment charges for the six months ended June 30, 2025.

Other income (expense). Other income, net of $3.3 million for the six months ended June 30, 2025 primarily consisted of $1.5 million of interest income on our cash, cash equivalents and marketable securities and $1.7 million of other income primarily related to the accretion of discounts to maturity on our marketable securities. Other income, net of $5.3 million for the six months ended June 30, 2024 primarily consisted of $4.1 million of interest income on our cash, cash equivalents and marketable securities and $2.6 million of other income primarily related to the accretion of discounts to maturity on our marketable securities, partially offset by $1.5 million of interest expense on our term loan facility.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of our norovirus vaccine candidates, and may never become profitable. We have funded our operations to date primarily through the issuance of convertible promissory notes, the net proceeds raised from our IPO, an underwritten public offering in September 2023, borrowings under our term loan facility and sales of common stock pursuant to our at-the-market equity offering. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $159.5 million.

Merger Agreement with XOMA

On August 4, 2025, we entered into the Merger Agreement with XOMA and Merger Sub, providing for the acquisition of our company by XOMA. Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, including the sale of certain of our legacy assets, we may not take certain actions without XOMA’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt, (iv) issuing additional securities or (v) repurchasing shares of our common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay XOMA a termination fee of approximately $2.5 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. If XOMA terminates the Merger Agreement due to a failure to satisfy the Minimum Cash Condition (as defined in the Merger Agreement), we will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of approximately $1.0 million. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.

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

At-the-Market-Offering

On May 12, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time at prevailing market prices, sell shares of our common stock having an aggregate offering price of up to $100.0 million in "at the market" offerings through the Agent. As of June 30, 2025, we sold an aggregate of 1,016,950 shares of common stock pursuant to the Sales Agreement for total net proceeds of approximately $14.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(13,507)	$(62,781)
Investing activities	(82,283)	(61,130)
Financing activities	—	15,677
Net decrease in cash, cash equivalents and restricted cash	$(95,790)	$(108,234)

Operating Activities

Net cash used in operating activities of $13.5 million for the six months ended June 30, 2025 was primarily due to our net loss of $11.3 million and a net change of $6.3 million in our operating assets and liabilities, partially offset by $5.1 million of noncash charges primarily related to $4.7 million of stock-based compensation, $0.5 million related to depreciation expense, $0.5 million related to the amortization of operating lease right-of-use assets and $0.2 million related to loss on the disposal of property and equipment, partially offset by $0.8 million related to net amortization of premiums and discounts on marketable securities. The net change in operating assets and liabilities was primarily due to a decrease of $1.0 million related to operating lease liabilities, $4.7 million in prepaid expenses and other current assets and $10.0 million in accounts payable and accrued expenses in support of our operating activities.

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

Investing Activities

Net cash used in investing activities of $82.3 million for the six months ended June 30, 2025 was due to $111.3 million in purchases of marketable securities, partially offset by $28.0 million in proceeds from sales or maturities of marketable securities.

Net cash used in investing activities of $61.1 million for the six months ended June 30, 2024 was due to $139.6 million in purchases of marketable securities, $13.8 million in cash paid for purchased in-process research and development and $0.2 million in purchases of property and equipment, partially offset by $92.5 million in proceeds from sales or maturities of marketable securities.

Financing Activities

We did not engage in any financing activities during the six months ended June 30, 2025.

Net cash provided by financing activities of $15.7 million for the six months ended June 30, 2024 was due to $14.9 million of net proceeds from the issuance of common stock in our at-the-market offering and $0.8 million in proceeds from the issuance of stock under our share-based compensation arrangements.

Contractual Obligations and Commitments

As of June 30, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the 2024 Form 10-K.

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

As of June 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Pending Transaction with XOMA

We may not complete the pending transaction with XOMA within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On August 4, 2025, we entered into the Merger Agreement with XOMA and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock by XOMA through the Offer by Merger Sub, for a price per share of the common stock consisting of (A) the Cash Amount, subject to applicable tax withholding and without interest; plus (B) one CVR and (ii) the Merger with our company surviving the Merger, as a wholly owned subsidiary of XOMA, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by XOMA or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive the Cash Amount, without interest, subject to any withholding of taxes required by applicable law, plus one CVR.

Merger Sub’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of common stock validly tendered (and not properly withdrawn) immediately prior to the Expiration Time (as defined in the Merger Agreement) of the Offer (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the Delaware General Corporation Law (the “DGCL”)) that, when considered together with all other shares of our common stock (if any) owned by Merger Sub and its “affiliates” (as defined in Section 251(h)(6)(a) of the DGCL, including XOMA), equals at least more than 50% of all shares of Common Stock then issued and outstanding as of the Expiration Time; (ii) the absence of any Legal Restraint (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of the representations and warranties made by us in the Merger Agreement, subject to specified materiality qualifications and exceptions; (iv) compliance by us with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) not being less than approximately $103.0 million (the “Minimum Cash Condition”). The obligations of XOMA and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition. As a result, we cannot assure you that the transaction with XOMA will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market price reflects a market assumption that the transaction will be completed. We could be required to pay XOMA a termination fee of approximately $2.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If XOMA terminates the Merger Agreement due to a failure to satisfy the Minimum Cash Condition, we will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of approximately $1.0 million. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

The announcement and pendency of the transaction with XOMA could adversely affect our business, financial results and/or operations.

Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Merger Agreement. In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following: the accelerated vesting and payment in respect of outstanding restricted stock units; the receipt of retention bonuses payable to executive officers under certain retention bonus letters; and the potential receipt of severance payments and benefits by executive officers under their respective employment letters.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. During the year ended December 31, 2024, we announced workforce reductions totaling approximately 84 employees, constituting approximately 80% of our workforce, to reduce our operating expenses. As of August 4, 2025, we had only 12 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent XOMA’s prior consent, subject to certain exceptions including the sale of certain Company legacy assets. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to XOMA, which could require us to use available cash that would have otherwise been available for general corporate purposes.

We may be required to pay XOMA a termination fee of approximately $2.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If XOMA terminates the Merger Agreement due to a failure to satisfy the Minimum Cash Condition, we will be required to pay to XOMA an expense reimbursement fee up to a maximum amount of approximately $1.0 million. If the Merger Agreement is terminated under such circumstances, the termination fee we will be required to pay will require us to use available cash that would have otherwise been available for general corporate purposes and other uses, including a distribution to our stockholders in the event we consummate an alternative strategic transaction or otherwise elect to wind down and dissolve our company.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with XOMA.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Complaints may in the future be filed against us, our board of directors, XOMA, any of XOMA’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, XOMA, or any of XOMA’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Merger is completed, the holders of our common stock, In-the-Money Options (as defined in the Merger Agreement) and Company Restricted Stock Units (as defined in the Merger Agreement) will be entitled to receive CVRs, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will represent a contractual right to receive contingent cash payments upon the occurrence of certain events, as described in our Current Report on Form 8-K (the “Form 8-K”), filed with the SEC on August 4, 2025. There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in XOMA or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the Form 8-K and in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the six months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1+	Agreement and Plan of Merger, dated August 4, 2025 by and among XOMA Royalty Corporation, XRA 4 Corp., and HilleVax, Inc.	8-K	8/4/25	2.1
3.1	Amended and Restated Certificate of Incorporation of HilleVax, Inc.	8-K	5/3/22	3.1
3.2	Amended and Restated Bylaws of HilleVax, Inc.	8-K	5/3/22	3.2
10.1	Non-Employee Director Compensation Program				X
10.2+	Sublease Agreement, dated July 31, 2025, by and between HilleVax, Inc. and Stellaromics, Inc.	8-K	8/4/25	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Certain schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and annexes upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HilleVax, Inc.

Date: August 6, 2025	By:	/s/ Robert Hershberg, M.D., Ph.D.
Robert Hershberg, M.D., Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Shane Maltbie
Shane Maltbie
Chief Financial Officer (Principal Financial and Accounting Officer)